Form 10QSB
period 2007-09-30
SimpleTech Inc
filed 2007-11-13
CIK 1403739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 333-145142


                                SIMPLE TECH, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                      98-0514037
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  50/8 Tel Chai St., Ashdod, Israel                          77510
(Address of principal executive offices)                  (Zip Code)

                          Telephone: +972 (50) 455-5138
                               Fax: (866) 3718253
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 6,380,800 shares of common stock, $0.0001 par value per share, outstanding on November 9, 2007.

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Simple Tech, Inc.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements." Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan," or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis or Plan of Operations" among other places.

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Each forward-looking statement speaks only as of the date of the particular statement.

                                      INDEX

                                SIMPLE TECH, INC.

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis or Plan of Operation           11

Item 3.  Controls and Procedures                                             12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 1A. Risk Factors                                                        13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits                                                            13

Signatures                                                                   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                          September 30,        June 30,
                                                              2007               2007
                                                            --------           --------
                                                          (Unaudited)
ASSETS

Current Assets
  Cash                                                      $ 38,190           $ 63,501
                                                            --------           --------

      Total Assets                                          $ 38,190           $ 63,501
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                 $     --           $     --
                                                            --------           --------
      Total Liabilities                                     $     --           $     --
                                                            --------           --------

Stockholders' Equity (Note 4, 5)
  Preferred Stock, authorized 50,000,000 shares,
   par value $0.0001 Common Stock, authorized
   150,000,000 shares, par value $0.0001
  Issued and outstanding:
    6,380,800 common shares                                      638                638
  Additional paid-in capital                                  68,902             68,902
  Deficit accumulated during the development stage           (31,350)            (6,039)
                                                            --------           --------

      Total Stockholders' Equity                              38,190             63,501
                                                            --------           --------

Total Liabilities and Stockholders' Equity                  $ 38,190           $ 63,501
                                                            ========           ========


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Cumulative
                                                                       Amounts From
                                                                          Date of
                                               Three Months           Incorporation on
                                                  Ended             November 16, 2006 to
                                               September 30,            September 30,
                                                   2007                     2007
                                                ----------               ----------
REVENUE                                         $       --               $       --

OPERATING EXPENSES
  eneral and Administrative                             --                      862
  rofessional Fees                                  25,000                   28,052
  onsulting                                             --                    1,000
  iling Fees                                           690                      933
                                                ----------               ----------

      Total Expenses                                25,690                   30,847
                                                ----------               ----------

Loss from operations                            $  (25,690)              $  (30,847)
                                                ==========               ==========

Interest income                                 $      370               $    1,040
Foreign Exchange Diff                                   --                   (1,543)

Loss before income taxes                           (25,320)                 (31,350)

Provision for income taxes                              --                       --
                                                ----------               ----------

Net loss                                        $  (25,320)              $  (31,350)
                                                ==========               ==========

Basic and Diluted (Loss) per Share                       a                        a
                                                ----------               ----------

Weighted Average Number of Shares (Note 4)       6,020,892
                                                ----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
               NOVEMBER 16, 2006 (INCEPTION) TO SEPTEMBER 30, 2007
                                   (unaudited)

                                                   Common Stock
                                               --------------------        Paid in     Accumulated        Total
                                               Shares        Amount        Capital       Deficit          Equity
                                               ------        ------        -------       -------          ------
INCEPTION NOVEMBER 16, 2006                         --       $   --       $     --      $      --       $      --

Common Shares issued to
 director for cash November 16, 2006         5,000,000          500             --                            500

Private placement closed June 28, 2007       1,380,800          138         68,902                         69,040

Net loss for the year                                                                      (6,039)         (6,039)
                                            ----------       ------       --------      ---------       ---------
BALANCE, JUNE 30, 2007                       6,380,800       $  638       $ 68,902      $  (6,039)      $  63,001

Net loss for the period                                                                   (25,320)        (25,320)
                                            ----------       ------       --------      ---------       ---------

BALANCE, SEPTEMBER 30, 2007                  6,380,800       $  638       $ 68,902      $ (31,359)      $  37,681
                                            ==========       ======       ========      =========       =========


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Cumulative
                                                                               Amounts From
                                                                                  Date of
                                                       Three Months           Incorporation on
                                                          Ended             November 16, 2006 to
                                                       September 30,            September 30,
                                                           2007                     2007
                                                        ----------               ----------
Operating Activities
  Net (Loss) for the period                              $(25,320)               $(31,350)
                                                         --------                --------
Net Cash (Used) by Operating Activities                   (25,320)                (31,350)
                                                         --------                --------
Financing Activities
  Proceeds from sale of Common Stock                           --                  69,540
                                                         --------                --------
Cash Provided by Financing Activities                          --                  69,540
                                                         --------                --------

Net Increase in Cash                                      (25,320)                 38,190
Cash, Beginning of Period                                  63,509                      --
                                                         --------                --------
Cash, End of Period                                      $ 38,190                $ 38,190
                                                         ========                ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $     --                $     --
  Cash paid for interest                                 $     --                $     --


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              (SEPTEMBER 30, 2007)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Simple Tech, Inc, (A Development Stage Company) was incorporated on November 16, 2006 under the laws of the State of Nevada. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at September 30, 2007 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a June 30 year end.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

MANAGEMENT CERTIFICATION

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 4. STOCKHOLDERS' EQUITY AUTHORIZED

The Company is authorized to issue 150,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On November 16, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $500. See Note 5.

Between November 16, 2006 (inception) and June 28, 2007, the Company accepted subscriptions for 1,380,800 common shares from 35 investors under a private placement. The private placement was not subject to any minimum investment and was priced at $0.05 per share.

As of September 30, 2007 the Company had 6,380,800 shares of common stock issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provide office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On November 16, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $500. See Note 4.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to September 30, 2007 of $31,350. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carry forward of approximately $31,350, which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The Company currently has no operating lease commitments or any other commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Simple Tech, Inc. (referred to in this Quarterly Report as "Simple Tech", "us", "we" and "our") was incorporated on November 16, 2006, in the State of Nevada. Our principal executive offices are located at 50/8 Tel Chai St., Ashdod 77510, Israel. Our telephone number is (011) (972) 50-455-5138. We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development of our proposed website and attract independent computer technicians. We intend to generate revenues by charging a commission of 25% on services sold on our website.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on August 6, 2007.

Over the next twelve months, we intend to focus on developing our proposed website and initiating our efforts to market our website to independent computer technicians who would be interested in offering their services to end-users. We expect to complete the development of our website by first fiscal quarter of 2008. We anticipate that the completion cost of our website development will approach $30,000 this will be mostly for the development and implementation of the billing and quality assurance modules in our website software. We anticipate that our website will be fully operational by the first fiscal quarter of 2008. We anticipate achieving revenue by second fiscal quarter of 2008.

Our business objectives are:

     - To be a leading provider of online computer maintenance and troubleshooting assistance.
     -    To execute our marketing plan.

Our goals over the next 12 months are:

     -    To attract and retain 10 independent computer technicians
     -    To drive traffic to our website and achieve 100 visitors per day.
     -    To achieve revenue by the second quarter of 2008.

RESULTS OF OPERATIONS

Our company posted losses of $25,320 for the first quarter ended September 30, 2007. Comparisons are not meaningful as our company was incorporated on November 16, 2006. From inception to September 30, 2007 we have incurred losses of $38,190. The principal component of our losses for the three months ended September 30, 2007 included professional fees of $25,000 and filing fees of $690.

As of the date of this report, our net cash balance is approximately $38,190. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 6,380,800 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had working capital of $38,190, compared to $63,501 at June 30, 2007. At September 30, 2007, our total assets consisted of cash of $38,190, compared to cash of $63,501 at June 30, 2007.

We used approximately $28,052 to pay for professional and other fees related to our SB-2 registration statement.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues by 2008. We must generate at least $30,000 in net revenues in order to fund all expenditures under our 12-month plan of operation. Net revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the "Commission"), and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company`s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on August 6, 2007. We know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

 Exhibit
 Number                          Exhibit Description
 ------                          -------------------
  3.1      Certificate of Incorporation of the Company incorporated herein from
           Exhibit 3.1 of our Registration Statement of Form SB-2, filed on August 6, 2007, file number 333-145142.
  3.2 Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on August 6, 2007, file number 333-145142.
  31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
           Officer*
  31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
           Officer*
  32.1     Section 1350 Certification of Principal Executive Officer*
  32.2     Section 1350 Certification of Principal Financial Officer*

----------
*  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SIMPLE TECH, INC.


November 9, 2007                By: /s/ Moshe Danino
                                   -------------------------------------------
                                   Moshe Danino
                                   Chief Executive Officer


November 9, 2007                By: /s/ Aviad Krief
                                   -------------------------------------------
                                   Aviad Krief
                                   Principal Financial Officer