Form 10QSB
period 2007-12-31
SimpleTech Inc
filed 2008-02-12
CIK 1403739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2007

                                       or

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

There were 6,380,800 shares of common stock, $0.0001 par value per share, outstanding on February 12, 2008.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Simple Tech, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (unaudited)

                                                                   December 31,
                                                                       2007
                                                                     --------
ASSETS

Current Assets
  Cash                                                               $ 32,551
                                                                     --------

      Total Assets                                                   $ 32,551
                                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
                                                                     $     --
                                                                     --------
      Total Liabilities                                              $     --
                                                                     --------
Stockholders' Equity (Note 4, 5)
  Preferred Stock, authorized 50,000,000 shares,
    par value $0.0001
  Common Stock, authorized 150,000,000 shares,
    par value $0.0001
  Issued and outstanding:
    6,380,800 common shares                                               638
  Additional paid-in capital                                           68,902
  Deficit accumulated during the development stage                    (36,989)
                                                                     --------

      Total Stockholders' Equity                                       32,551
                                                                     --------

Total Liabilities and Stockholders' Equity                           $ 32,551
                                                                     ========

         The accompanying notes are an integral part of these statements

                                Simple Tech, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)

                                                                                          Cumulative Amounts
                                                                                             From Date of
                                                   Three Months          Six Months        Incorporation on
                                                      Ended                Ended          November 16, 2006 to
                                                    December 31,         December 31,         December 31,
                                                       2007                 2007                 2007
                                                    ----------           ----------           ----------
REVENUE                                             $       --           $       --           $       --

OPERATING EXPENSES
  General and Administrative                               484                  484                  706
  Organizational Costs                                      --                   --                  640
  Professional Fees                                      1,168               26,168               29,220
  Consulting                                             4,000                4,000                5,000
  Filing Fees                                              201                  891                1,134
                                                    ----------           ----------           ----------

      Total Expenses                                     5,853               31,543               36,700
                                                    ----------           ----------           ----------

Loss from operations                                $   (5,853)          $  (31,543)          $  (36,700)
                                                    ==========           ==========           ==========

Interest income                                            214                  585                1,254
Foreign Exchange Diff                                       --                   --               (1,543)

Loss before income taxes                                (5,639)             (30,958)             (36,989)

Provision for income taxes                                  --                   --                   --
                                                    ----------           ----------           ----------

Net loss                                            $   (5,639)          $  (30,958)          $  (36,989)
                                                    ==========           ==========           ==========

Basic and Diluted (Loss) per Share                           a                    a                    a
                                                    ----------           ----------           ----------

Weighted Average Number of Shares (Note 4)           6,101,652            6,101,652            6,101,652
                                                    ----------           ----------           ----------

----------
a = Less than ($0.01) per share

         The accompanying notes are an integral part of these statements

                                Simple Tech, Inc.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity
               November 16, 2006 (Inception) to December 31, 2007
                                   (unaudited)

                                                   Common Stock
                                               --------------------        Paid in     Accumulated        Total
                                               Shares        Amount        Capital       Deficit          Equity
                                               ------        ------        -------       -------          ------
INCEPTION NOVEMBER 16, 2006                         --       $   --       $     --      $      --       $      --

Common Shares issued to
 director for cash November 16, 2006         5,000,000          500             --                            500

Private placement closed June 28, 2007       1,380,800          138         68,902                         69,040

Net loss for the year                                                                      (6,031)         (6,031)
                                            ----------       ------       --------      ---------       ---------
BALANCE, JUNE 30, 2007                       6,380,800          638         68,902         (6,031)         63,509

Net loss for the period                             --           --             --        (30,958)        (30,958)
                                            ----------       ------       --------      ---------       ---------

BALANCE, DECEMBER 31, 2007                   6,380,800       $  638       $ 68,902      $ (36,989)      $  32,551
                                            ==========       ======       ========      =========       =========

         The accompanying notes are an integral part of these statements

                                Simple Tech, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)

                                                                                        Cumulative Amounts
                                                                                           From Date of
                                                     Three Months        Six Months      Incorporation on
                                                        Ended              Ended        November 16, 2006 to
                                                      December 31,       December 31,       December 31,
                                                         2007               2007               2007
                                                       --------           --------           --------
Operating Activities
  Net (Loss) for the period                            $ (5,639)          $(30,958)          $(36,989)

Net Cash (Used) by Operating Activities                  (5,639)           (30,958)           (36,989)
                                                       --------           --------           --------
Financing Activities
  Proceeds from sale of Common Stock                         --                 --             69,540
                                                       --------           --------           --------
Cash Provided by Financing Activities                        --                 --             69,540
                                                       --------           --------           --------

Net Increase in Cash                                     (5,639)           (30,958)            32,551
Cash, Beginning of Period                                38,190             63,509                 --
                                                       --------           --------           --------
Cash, End of Period                                    $ 32,551           $ 32,551           $ 32,551
                                                       ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                           $     --           $     --           $     --
  Cash paid for interest                               $     --           $     --           $     --


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               (DECEMBER 31, 2007)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Simple Tech, Inc, (A Development Stage Company) was incorporated on November 16, 2006 under the laws of the State of Nevada. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at December 31, 2007 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a June 30 year end.

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

As of December 31, 2007 the Company had 6,380,800 shares of common stock issued and outstanding.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to December 31, 2007 of $36,989. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $36,989, which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The Company currently has no operating lease commitments or any other commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

Our company posted losses of $5,639 for the second quarter ended December 31, 2007. Comparisons are not meaningful as our company was incorporated on November 16, 2006. From inception to December 31, 2007 we have incurred losses of $36,989. The principal component of our losses for the three months ended December 31, 2007 included professional fees of $29,220, consulting fees of 5,000, filing fees of $1,134, general and administrative costs of $706 and organizational costs of $640.

As of the date of this report, our net cash balance is approximately $32,551. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 6,380,800 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had working capital of $32,551, compared to $63,501 at June 30, 2007. At December 31, 2007, our total assets consisted of cash of $32,551, compared to cash of $63,501 at June 30, 2007.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

 Exhibit
 Number                          Exhibit Description
 ------                          -------------------
  3.1      Certificate of Incorporation of the Company incorporated herein from
           Exhibit 3.1 of our Registration Statement of Form SB-2, filed on August 6, 2007, file number 333-145142.
  3.2 Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on August 6, 2007, file number 333-145142.
  31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
           Officer *
  31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
           Officer *
  32.1     Section 1350 Certification of Principal Executive Officer *
  32.2     Section 1350 Certification of Principal Financial Officer *

----------
*  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SIMPLE TECH, INC.


February 12, 2008                    By: /s/ Moshe Danino
                                        ---------------------------------------
                                        Moshe Danino
                                        Chief Executive Officer


February 12, 2008                    By: /s/ Aviad Krief
                                        ---------------------------------------
                                        Aviad Krief
                                        Principal Financial Officer