Form 10-Q
period 2008-03-31
SimpleTech Inc
filed 2008-05-06
CIK 1403739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       or

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

There were 6,380,800 shares of common stock, $0.0001 par value per share, outstanding on May 5, 2008.

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

                                      INDEX

                                SIMPLE TECH, INC.

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

Item 4.  Controls and Procedures                                              12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 1A. Risk Factors                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14

Signatures                                                                    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                                      March 31,
                                                                        2008
                                                                      --------
                                                                     (unaudited)
ASSETS

Current Assets
  Cash                                                                $ 24,083
                                                                      --------

      Total Assets                                                    $ 24,083
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
                                                                      $     --
                                                                      --------
      Total Liabilities                                               $     --
                                                                      --------
Stockholders' Equity (Note 4, 5)
  Preferred Stock, authorized 50,000,000 shares,
   par value $0.0001 Common Stock, authorized
   150,000,000 shares, par value $0.0001
  Issued and outstanding:
   6,380,800 common shares                                                 638
  Additional paid-in capital                                            68,902
  Deficit accumulated during the development stage                     (45,457)
                                                                      --------

      Total Stockholders' Equity                                        24,083
                                                                      --------

Total Liabilities and Stockholders' Equity                            $ 24,083
                                                                      ========


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                            Amounts From
                                                                                                               Date of
                                Three Months     Three Months      Nine Months        Period Ended         Incorporation on
                                   Ended            Ended            Ended        November 16, 2006 to   November 16, 2006 to
                                  March 31,        March 31,        March 31,           March 31,             March 31,
                                    2008             2007             2008                2007                  2008
                                 ----------       ----------       ----------          ----------            ----------
REVENUE                          $       --       $       --       $       --          $       --            $       --

OPERATING EXPENSES
  General and Administrative             --              195              484                 195                   706
  Organizational Costs                   --              640               --                 640                   640
  Professional Fees                   2,567            1,552           28,735               1,552                31,787
  Consulting                          6,000               --           10,000                  --                11,000
  Filing Fees                            --               --              891                  --                 1,134
                                 ----------       ----------       ----------          ----------            ----------

      Total Expenses                  8,567            2,387           40,110               2,387                45,267
                                 ----------       ----------       ----------          ----------            ----------

Loss from operations             $   (8,567)      $   (2,387)      $  (40,110)         $   (2,387)           $  (45,267)
                                 ==========       ==========       ==========          ==========            ==========

Interest income                          99              133              684                 133                 1,353
Foreign Exchange Diff                    --               --               --                  --                (1,543)

Loss before income taxes             (8,468)          (2,253)         (39,427)             (2,253)              (45,457)

Provision for income taxes               --               --               --                  --                    --
                                 ==========       ==========       ==========          ==========            ==========

Net loss                         $   (8,468)      $   (2,253)      $  (39,427)         $   (2,253)           $  (45,457)

Basic and Diluted (Loss)
 per Share                                a                a                a                   a                     a
                                 ----------       ----------       ----------          ----------            ----------

Weighted Average Number of
 Shares (Note 4)                  6,152,356        5,533,018        6,152,356           5,533,018             6,152,356
                                 ----------       ----------       ----------          ----------            ----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 NOVEMBER 16, 2006 (INCEPTION) TO MARCH 31, 2008
                                   (unaudited)

                                                   Common Stock
                                               --------------------        Paid in      Accumulated        Total
                                               Shares        Amount        Capital        Deficit         Equity
                                               ------        ------        -------        -------         ------
INCEPTION NOVEMBER 16, 2006                         --       $   --       $     --      $      --       $      --

Common Shares issued to
 director for cash November 16, 2006         5,000,000          500             --             --             500

Private placement closed June 28, 2007       1,380,800          138         68,902             --          69,040

Net loss for the year                               --           --             --         (6,031)         (6,031)
                                            ----------       ------       --------      ---------       ---------
BALANCE, JUNE 30, 2007                       6,380,800          638         68,902         (6,031)         63,509

Net loss for the period                             --           --             --        (39,427)        (39,427)
                                            ----------       ------       --------      ---------       ---------

BALANCE, MARCH 31, 2008                      6,380,800       $  638       $ 68,902      $ (45,457)      $  24,083
                                            ==========       ======       ========      =========       =========


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                Amounts From
                                                                                                                   Date of
                                        Three Months    Three Months    Nine Months       Period Ended         Incorporation on
                                           Ended           Ended          Ended       November 16, 2006 to   November 16, 2006 to
                                          March 31,       March 31,      March 31,          March 31,             March 31,
                                            2008            2007           2008               2007                  2008
                                          --------        --------       --------           --------              --------
Operating Activities
  Net (Loss) for the period               $ (8,468)       $ (2,253)      $(39,427)          $ (2,253)             $(45,457)

Net Cash (Used) by Operating Activities     (8,468)         (2,253)       (39,427)            (2,253)              (45,457)
                                          --------        --------       --------           --------              --------

Proceeds from sale of Common Stock              --          69,330             --             69,330                69,540
                                          --------        --------       --------           --------              --------
Cash Provided by Financing Activities           --          69,330             --             69,330                69,540
                                          --------        --------       --------           --------              --------

Net Increase in Cash                        (8,468)         67,077        (39,427)            67,077                24,083

Cash, Beginning of Period                   32,551              --         63,509                 --                    --
                                          --------        --------       --------           --------              --------
Cash, End of Period                       $ 24,083        $ 67,077       $ 24,083           $ 67,077              $ 24,083
                                          ========        ========       ========           ========              ========

Supplemental disclosure with respect to
cash flows:
  Cash paid for income taxes              $     --        $     --       $     --           $     --              $     --
  Cash paid for interest                  $     --        $     --       $     --           $     --              $     --


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                (MARCH 31, 2008)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Simple Tech, Inc, (A Development Stage Company) was incorporated on November 16, 2006 under the laws of the State of Nevada. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at March 31, 2008 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a June 30 year end.

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

As of March 31, 2008 the Company had 6,380,800 shares of common stock issued and outstanding.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to March 31, 2008 of $45,457. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carry forward of approximately $45,457, which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The Company currently has no operating lease commitments or any other commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Simple Tech, Inc. (referred to in this Quarterly Report as "Simple Tech", "us", "we" and "our") was incorporated on November 16, 2006, in the State of Nevada. Our principal executive offices are located at 50/8 Tel Chai St., Ashdod 77510, Israel. Our telephone number is (011) (972) 50-455-5138. We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development of our proposed website and attract independent computer technicians. We intend to generate revenues by charging a commission of 25% on services sold on our website. Our website address is www.easytechnical.com

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our SB-2 filed on August 6, 2007.

Over the next twelve months, we intend to focus on developing our proposed website and initiating our efforts to market our website to independent computer technicians who would be interested in offering their services to end-users. We expect to complete the development of our website by second fiscal quarter of 2008. We anticipate that the completion cost of our website development will approach $30,000 this will be mostly for the development and implementation of the billing and quality assurance modules in our website software. We anticipate that our website will be fully operational by the third fiscal quarter of 2008. We anticipate achieving revenue by the fourth fiscal quarter of 2008.

Our business objectives are:

     - To be a leading provider of online computer maintenance and troubleshooting assistance.
     -    To execute our marketing plan.

Our goals over the next 12 months are:

     -    To attract and retain 10 independent computer technicians
     -    To drive traffic to our website and achieve 100 visitors per day.
     -    To achieve revenue by the fourth quarter of 2008.

RESULTS OF OPERATIONS

Our company posted losses of $8,468 and $39,427 for the three and nine months ended March 31, 2008 and compared to $2,253 and $2,253 for the three months ended March 31, 2007 and the period from November 16, 2006 to March 31, 2007. From inception to March 31, 2008 we have incurred losses of $45,457. The principal component of our losses for the three months ended March 31, 2008 included professional fees of $2,567 and consulting fees of 6,000.

As of the date of this report, our net cash balance is approximately $24,083. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 6,380,800 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had working capital of $24,083, compared to $63,501 at June 30, 2007. At March 31, 2008, our total assets consisted of cash of $24,083, compared to cash of $63,501 at June 30, 2007.

We used approximately $28,052 to pay for professional and other fees related to our SB-2 registration statement.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues by the fourth quarter of 2008. We must generate at least $30,000 in net revenues in order to fund all expenditures under our 12-month plan of operation. Net revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no debt and are not subject to any interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of March 31, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended March 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on August 6, 2007. We know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

                                SIMPLE TECH, INC.


May 5, 2008                     By: /s/ Moshe Danino
                                    ------------------------------------------
                                    Moshe Danino
                                    Chief Executive Officer


May 5, 2008                     By: /s/ Aviad Krief
                                   -------------------------------------------
                                   Aviad Krief
                                   Principal Financial Officer