Form 10-K
period 2008-06-30
SimpleTech Inc.
filed 2008-09-29
CIK 1403739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from _______________ to _________________

                       Commission File Number: 333-145142

                                SIMPLE TECH, INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                                              98-0514037
   (State or other jurisdiction                                 (IRS Employer
         of incorporation)                                   Identification No.)

        c/o INC Management,
    5348 Vegas Dr., Las Vegas, NV                                  89108
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: +972 (50) 455-5138

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

The issuer's revenues for its most recent fiscal year were $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed second fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent second fiscal quarter.

The number of shares of the issuer's common stock issued and outstanding as of September 29, 2008 was 6,380,800 shares.

Documents Incorporated By Reference: None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1     Business                                                            3
Item 1A    Risk Factors                                                        4
Item 1B    Unresolved Staff Comments                                           6
Item 2     Properties                                                          6
Item 3     Legal Proceedings                                                   6
Item 4     Submission of Matters to a Vote of Security Holders                 6

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  7
Item 6     Selected Financial Data                                             7
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                            8
Item 7A    Quantitative and Qualitative Disclosures About Market Risk          9
Item 8     Financial Statements and Supplementary Data                        10
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           19
Item 9A(T) Controls and Procedures                                            19
Item 9B    Other Information                                                  20

PART III

Item 10    Directors, Executive Officers and Corporate Governance             21
Item 11    Executive Compensation                                             22
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    23
Item 13    Certain Relationships and Related Transactions, and Director
           Independence                                                       24
Item 14    Principal Accountant Fees and Services                             25

PART IV

Item 15    Exhibits, Financial Statement Schedules                            26

SIGNATURES                                                                    27

                                     PART I

ITEM 1. BUSINESS.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to Simple Tech, Inc., unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, and results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

CORPORATE BACKGROUND

We were incorporated in the State of Nevada on November 16, 2006. We are a development stage company that has not generated any revenues since inception.

On August 25, 2008, Mr. Moshe Danino resigned from his positions as President, Chief Executive Officer, Treasurer and a director of the Company. Following Mr. Danino's resignation, on August 25, 2008, Mr. Aviad Krief, the Company's current Secretary and Director, was appointed to serve as the President and Treasurer. Mr. Krief will continue to serve as the Company's Secretary and Director as well.

OUR BUSINESS PLAN

We focus on the provision of basic computer maintenance and troubleshooting assistance. We are currently developing a website that will allow customers to contact an operator who will assist them with their basic computer maintenance and troubleshooting needs. The operator is an independent computer technician. Our goal is to bring together customers that need computer assistance and independent computer technicians who will provide the desired assistance.

When a customer log onto our website and establishes contact with one of our operators, a base charge of $14.99 plus $1.00 per minute will be billed to the credit card on the customer's account. We intend to retain 25% of all monies collected and the balance will be paid to the individual independent computer technician on the 15th day of the month following provision of the services. In addition we intend to charge the independent computer technician a one-time setup fee of $499 for using our website platform.

FACILITIES

We currently maintain our corporate offices c/o INC Management, 5348 Vegas Dr., Las Vegas, NV 89108. This is a shared office facility, which offers office space and secretarial and administrative services for $45 monthly. We may cancel upon 30 days written notice. This location will serve as our primary executive offices for the foreseeable future. Mr. Krief also works from his residence in Israel at no charge to our company.

EMPLOYEES

As of September 23, 2008, the Company has no employees.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this Report before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

                      RISK FACTORS RELATING TO OUR COMPANY

1. WE EXPECT OUR LOSSES TO CONTINUE IN THE FUTURE. UNLESS WE ARE ABLE TO GENERATE REVENUE AND MAKE A PROFIT, OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As we have never had any revenue, we are expecting losses over the next 12 months. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or operate a business and as a result our stockholders may lose their entire investment in us.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

2. WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Report, at June 30, 2008, we had a stockholder's equity of approximately $18,390. In addition, we had a net loss of approximately $51,150 for the period of November 16, 2006 (inception) to June 30, 2008.

Our financial condition raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period November 16, 2006 (inception) to June 30, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

                       RISKS RELATING TO OUR COMMON SHARES

3. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of September 23, 2008, we had 6,380,800 shares of common stock issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders which may have an adverse effect on any trading market for our common stock and the value of your investment.

4. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAY BE DETRIMENTAL TO OUR INVESTORS AND THEREFORE YOU MAY FIND IT MORE DIFFICULT TO SELL YOUR SECURITY.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and
     * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     * obtain financial information and investment experience objectives of the person; and
     * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     * sets forth the basis on which the broker or dealer made the suitability determination; and
     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our investors may have remedies in cases where our securities are sold in a fraudulent manner. Such remedies may include the right to require us to return funds to our investors. Furthermore, a fraud may subject us to additional liabilities under federal and state securities laws for noncompliance with disclosure requirements. Because of the rights and remedies available to an investor in such event, our business may be irreparably harmed and we may not be able to continue operations.

5. THERE IS CURRENTLY NO ACTIVE TRADING MARKET FOR OUR SECURITIES AND IF A TRADING MARKET DOES NOT DEVELOP, HOLDERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 29, 2007 under the ticker symbol SMTE. There has been no active trading in the Company's securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason our common stock is delisted from the Over the Counter Bulletin Board, or an active public trading market does not otherwise develop, our shareholders may have difficulty selling their common stock should they desire to do so.

6. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THE VALUE OF THE SHARES APPRECIATES AND THEY CAN SELL AT SUCH TIME.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of the shares appreciates. There is no assurance that value of the shares will appreciate and a shareholder will be able to sell.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently maintain our corporate offices c/o INC Management, 5348 Vegas Dr., Las Vegas, NV 89108.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ending June 30, 2008, there has not been any matter which was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 29, 2007 under the ticker symbol SMTE. There has been no active trading in the Company's securities and there have been no high or low bid prices quoted.

HOLDERS

As of September 23, 2008, there were 6,380,800 common shares issued and outstanding, which were held by 37 stockholders of record.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On November 16, 2006 we issued 5,000,000 shares of our common stock to two (2) executive officers of our company, at an offering price of $0.0001 per share for gross offering proceeds of $500 in an offshore transaction pursuant to an exemption from registration under Rule 903 of Regulation S of the Securities Act of 1933. The Executive Officers are not U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by Simple Tech Inc., any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. The shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available.

On June 28, 2007 we issued 1,380,800 shares of our common stock to thirty-five
(35) subscribers at an offering price of $0.05 per share for gross offering proceeds of $69,040 in an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act of 1933. No directed selling efforts were made in the United States by Simple Tech Inc., any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. In issuing these securities, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S, promulgated thereunder. In August 2006, the Company filed a Registration Statement on Form SB-2 to register for resale the shares purchased in this offering. The Registration Statement was declared effective by the Securities and Exchange Commission on August 22, 2007. The Company did not realize any proceeds from the resale of the shares by the selling shareholders.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Certain statements contained in this Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Simple Tech, Inc. And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; and our SB-2 filed on August 6, 2007.

Over the next twelve months, we intend to focus on developing our proposed website and initiating our efforts to market our website to independent computer technicians who would be interested in offering their services to end-users. We expect to complete the development of our website by the third fiscal quarter of 2009. We anticipate that the completion cost of our website development will approach $30,000 this will be mostly for the development and implementation of the billing and quality assurance modules in our website software. We anticipate that our website will be fully operational by the third fiscal quarter of 2009. We anticipate achieving revenue by the fourth fiscal quarter of 2009.

Our business objectives are:

     - To be a leading provider of online computer maintenance and troubleshooting assistance.
     -    To execute our marketing plan.

Our goals over the next 12 months are:

     -    To attract and retain 10 independent computer technicians
     -    To drive traffic to our website and achieve 100 visitors per day.
     -    To achieve revenue by the fourth quarter of 2009.

RESULTS OF OPERATIONS

For the year ended June 30, 2008, we posted losses of $45,111 compared to $6,039 for the period ended June 30, 2007. The principal components of the losses for the year ended June 30, 2008 were professional fees of $34,435, consulting fees of $10,000 and general and administrative expenses of $484.

At June 30, 2008, our net cash balance is approximately $20,390. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 6,380,800 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008 we had a working capital of $18,390 compared to $63,501 at June 30, 2007.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues by the fourth quarter of 2009. We must generate at least $30,000 in net revenues in order to fund all expenditures under our 12-month plan of operation. Net revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favourable terms, if at all. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favourable terms, if at all.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Simple Tech, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Simple Tech, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2008, from inception November 16, 2006 through June 30, 2007 and since inception on November 16, 2006 through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simple Tech, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2008, from inception November 16, 2006 through June 30, 2007 and since inception on November 16, 2006 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had net losses of $51,150 since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
September 25, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
                   BALANCE SHEETS AS OF JUNE 30, 2008 and 2007

                                                                               2008               2007
                                                                             --------           --------
ASSETS

Current assets:
  Cash and cash equivalents                                                  $ 20,390           $ 63,501
                                                                             --------           --------

      Total current assets                                                     20,390             63,501
                                                                             --------           --------

Total assets                                                                 $ 20,390           $ 63,501
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                      $  2,000           $     --
                                                                             --------           --------

      Total current assets                                                      2,000                 --
                                                                             --------           --------
Stockholders' equity:
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
   none issued and outstanding                                                     --                 --
  Common stock, $0.0001 par value; 150,000,000 shares authorized,
   6,380,800 issued and outstanding                                               638                638
  Additional paid-in capital                                                   68,902             68,902
  Deficit accumulated during the development stage                            (51,150)            (6,039)
                                                                             --------           --------

      Total stockholders' equity                                               18,390             63,501
                                                                             --------           --------

Total liabilities and stockholders' equity                                   $ 20,390           $ 63,501
                                                                             ========           ========

   The accompanying notes are an integral part of these financial statements.

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
       STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
 AND THE CUMMULATIVE PERIOD FROM INCEPTION (NOVEMBER 16, 2006) TO JUNE 30, 2008

                                                                  Period From              Period From
                                                                   Inception                Inception
                                                               (November 16, 2006)     (November 16, 2006)
                                                                       to                      to
                                            June 30,                June 30,                June 30,
                                              2008                    2007                    2008
                                           ----------              ----------              ----------
NET REVENUE                                $       --              $       --              $       --
                                           ----------              ----------              ----------
OPERATING EXPENSES
  General & Administrative                        484                     862                   1,346
  Professional fees                            34,435                   3,052                  37,487
  Consultants                                  10,000                   1,000                  11,000
  Filing fees                                     891                     243                   1,134
                                           ----------              ----------              ----------

Net loss from operations                      (45,810)                 (5,157)                (50,967)

OTHER INCOME
  Interest income                                 699                     340                   1,039
  Foreign exchange difference                      --                  (1,222)                 (1,222)
  Provision for Income Taxes                       --                      --                      --
                                           ----------              ----------              ----------

Net loss                                   $  (45,111)             $   (6,039)             $  (51,150)
                                           ==========              ==========              ==========

Basic and diluted net loss per share       $    (0.00)             $    (0.00)
                                           ==========              ==========
Basic & diluted weighted average
 number of shares outstanding               6,380,800               5,007,566
                                           ==========              ==========


   The accompanying notes are an integral part of these financial statements.

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
         STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
                                TO JUNE 30, 2008

                                                                                          Deficit
                                                                                        Accumulated
                                                        Common Stock      Additional    During the          Total
                                                  -------------------      Paid in      Development     Stockholders'
                                                  Shares       Amount      Capital         Stage           Equity
                                                  ------       ------      -------         -----           ------
Inception, November 16, 2006                           --      $   --     $     --       $      --        $     --

Common shares issued to founders for
 $0.0001 per share                              5,000,000         500           --              --             500

Private placement on June 28, 2007 for
 $0.05 per share                                1,380,800         138       68,902              --          69,040

Net loss for the period                                --          --           --          (6,039)         (6,039)
                                                ---------      ------     --------       ---------        --------

Balance, June 30, 2007                          6,380,800         638       69,802          (6,039)         63,001

Net loss for the year                                  --          --           --         (45,111)        (45,111)
                                                ---------      ------     --------       ---------        --------

Balance, June 30, 2008                          6,380,800      $  638     $ 68,902       $ (51,150)       $ 18,390
                                                =========      ======     ========       =========        ========


   The accompanying notes are an integral part of these financial statements.

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
         STATEMENT OF CASH FLOWS FOR YEARS ENDED JUNE 30, 2008 AND 2007
     AND FOR THE PERIOD SINCE INCEPTION (NOVEMBER 16, 2006) TO JUNE 30, 2008

                                                                                                   Period From
                                                                                                    Inception
                                                                                                (November 16, 2006)
                                                                                                        to
                                                               June 30,           June 30,           June 30,
                                                                 2008               2007               2008
                                                               --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                     $(45,111)          $ (6,039)          $(51,150)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
     Increase in accounts payable                                 2,000                 --              2,000
                                                               --------           --------           --------

Net cash used in operating activities                           (43,111)            (6,039)           (49,150)
                                                               --------           --------           --------
FINANCING ACTIVITY
  Proceeds from issuance of common stock                             --             69,540             69,540
                                                               --------           --------           --------

Cash Provided by Financing Activities                                --             69,540             69,540

Change in cash and cash equivalents during the period           (43,111)            63,501             20,390

Cash and cash equivalents, beginning of the period               63,501                 --                 --
                                                               --------           --------           --------

Cash and cash equivalents, end of the period                   $ 20,390           $ 63,501           $ 20,390
                                                               ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                   $     --           $     --           $     --
  Cash paid for interest                                       $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on November 16, 2006. The Company has limited operations and, in accordance with SFAS#7, is considered in the development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

STOCK-BASED COMPENSATION

We have issued restricted shares of common stock and stock options to compensate non-employees who were principally key personnel. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award at grant date .

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding.

STATEMENT OF CASH FLOWS

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007,

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 4. STOCHOLDERS' EQUITY

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

As of June 30, 2008 the Company had 6,380,800 shares of common stock issued and outstanding.

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

                                SIMPLE TECH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2008 of $45,111. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

NOTE 8. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Moore & Associates, Chartered are our principal independent accountants. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our sole Officer and Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our sole Officer and Director concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT")) were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL--INTEGRATED FRAMEWORK Based on our assessment we believe that, as of June 30, 2008, our internal control over financial reporting was not effective based on those criteria. The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management's intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created. This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2008. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer:

        Name           Age       Positions and Offices Held
        ----           ---       --------------------------
     Aviad Krief       28        Chief Executive Officer
                                 President, Treasurer, Secretary and Director

The business address of our sole officer and director is c/o INC Management, 5348 Vegas Dr., Las Vegas, NV 89108.

BUSINESS EXPERIENCE:

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. AVIAD KRIEF

Mr. Aviad Krief has been our Secretary and a Director since our incorporation on November 16, 2006.

For the last 5 years Mr. Krief has worked as an IT manager and systems administrator for a number of large Israeli companies such as "Teva Pharmaceutical Industries" and "Radlan" a Marvell company. From 2001- 2002, he worked as a laboratory manager at Getronics Israel, where he managed a group of 100 computer technicians. From 2002 -2004, he worked for "Teva Pharmaceutical Industries" as the helpdesk manager and systems administrator. From 2004 -2005, he worked for "Radlan" in the quality assurance department and as a systems administrator. From 2005 -2008, Mr. Krief started his own company providing complete IT support solutions for small and medium sized businesses.

Our sole officer and director is not a director in any other reporting companies. Our sole officer and director has not been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which our sole director and officer, or any associate of any such director or officers, is a party adverse to us.

The Company's director serve for a term of one year or until their respective successors are elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. The Company's officer serve, at the pleasure of the Board of Directors, for a term of one year or until the successor is elected at the annual meeting of the Board of Directors and is qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended June 30, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

AUDITORS; CODE OF ETHICS; FINANCIAL EXPERT

Our principal independent accountant is Moore & Associates, Chartered. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officer. We do not have a "financial expert" on the Board of Directors. The Board of Directors has not established a Code of Ethics as we currently only have one executive officer.

NOMINATING AND AUDIT COMMITTEES

The Board of Directors of the Company has not established an audit committee or nominating committee. Since we do not have a nominating or audit committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board is of the opinion that such committees are not necessary since the Company currently has only one director, and to date, such director has been performing the functions of such committees.

POTENTIAL CONFLICTS OF INTEREST

We are not aware of any current or potential conflicts of interest with any of our executive officer and director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

                                                                     Non-Equity      Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                    Stock       Option        Plan         Compensation      All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  --------
Aviad Krief(1)  2008      $0         $0         $0          $0            $0              $0           $10,000 (4)     $0
                2007      $0         $0         $0          $0            $0              $0           $ 1,000 (3)     $0

Moshe           2008      $0         $0         $0          $0            $0              $0           $     0         $0
Danino(2)       2007      $0         $0         $0          $0            $0              $0           $     0         $0

----------
(1) Aviad Krief has been a director and Secretary of the Company since November 16, 2006, on August 25, 2008 Mr. Krief was elected President, Chief Executive Officer and Treasurer of the Company.
(2) Moshe Danino resigned as our President, Treasurer and director of the Company on August 25, 2008 and was concurrently replaced by Mr. Aviad Krief.
(3) Between November 16, 2006 (inception) and June 30, 2007, Aviad Krief was paid an aggregate of $1,000 in consideration for certain consulting services rendered to us.
(4) Between June 30, 2007 and June 30, 2008, Aviad Krief was paid an aggregate of $10,000 in consideration for certain consulting services rendered to us.
(5)  We were incorporated on November 16, 2006.

OUTSTANDING EQUITY AWARDS

As of June 30, 2008, no executive officer or director, or any former executive officer or director held unexercised options, stock that had not vested, or equity incentive plan awards.

GRANTS OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

No stock options or stock appreciation rights were granted to any executive officer, or any former executive officer and none hold unexercised options, stock that had not vested, or equity incentive plan awards.

OPTIONS/SAR EXERCISE

None of our directors, executive officers, or former directors or executive officers were issued any stock options or stock appreciation rights during the during the period from November 16, 2006 (inception) until June 30, 2008, and none of them holds unexercised stock options held as of such date.

LONG TERM INCENTIVE PLAN AWARDS

We have no long-term incentive plans.

COMPENSATION OF DIRECTORS

As discussed above in the section on Summary Compensation, $9,000 was paid to Aviad Krief during the fiscal year ended June 30, 2008. Except for the foregoing, none of our directors or former directors received any compensation for fiscal year ended June 30, 2008.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 29, 2008 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current sole director and executive officer. The shareholder has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

 Name and Address                             Amount and Nature of    Percent of
of Beneficial Owner      Title of Class(1)    Beneficial Ownership      Class(2)
-------------------      -----------------    --------------------      --------
Aviad Krief (3)            Common Shares            2,500,000            39.18%

Israel Basson              Common Shares            2,500,000            39.18%
164 bialik street,
11 floor.
Ramat Gan, Israel

Directors and Officers
 as a group                Common Shares            2,500,000            39.18%

----------
(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.
(2)  Based on 6,380,800 shares issued and outstanding as of September 23, 2008.
(3) The business address of our sole officer and director is c/o INC Management, 5348 Vegas Dr., Las Vegas, NV 89108.

CHANGES IN CONTROL

There are no present arrangements or pledges of the Company's securities, known to management, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended June 30, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On November 16, 2006 Mr. Danino and Krief each purchased 2,500,000 shares of our common stock for $0.0001 per share, or $250 each, for an aggregate of $500.

The promoter of our company is Aviad Krief, our President, Secretary, Treasurer and director.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Nevertheless, we believe that Aviad Krief currently meets the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

       Fee Category          Fiscal 2008 Fees        Fiscal 2007 Fees
       ------------          ----------------        ----------------
       Audit Fees                 $3,750                  $1,500
       Audit-Related Fees
         Tax Fees                 $    0                  $    0
         All Other Fees

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We do not have an Audit Committee. Nevertheless, the Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 Exhibit No.                             Exhibit Description
 -----------                             -------------------

     3.1        Certificate of Incorporation of the Company (annexed as Exhibit
                3.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on August 6, 2007).

     3.2 Bylaws of Company (annexed as Exhibit 3.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on August 6, 2007).

    31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Financial Officer. *

    32.1        Section 1350 Certification of Principal Executive Officer. *

----------

* Filed herewith

FILINGS ON 8-K

August 27, 2008 - reporting the resignation of Mr. Moshe Danino, appointment of Mr. Aviad Krief to serve as the President and Treasurer. Mr. Krief will continue to serve as the Company's Secretary and Director as well.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SIMPLE TECH, INC.


Date: September 29, 2008     By: /s/ Aviad Krief
                                ------------------------------------------------
                             Name:  Aviad Krief
                             Title: President, Treasurer, Secretary and Director
                                    (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

     Signature                               Title                                    Date
     ---------                               -----                                    ----


/s/ Aviad Krief              President, Treasurer, Secretary and Director       September 23, 2008
-----------------------      (Principal Financial and Accounting Officer)
Aviad Krief