Form 10-Q
period 2008-09-30
SimpleTech Inc.
filed 2008-10-29
CIK 1403739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission File Number 333-145142


                                SIMPLE TECH, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                       98-0514037
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 5348 Vegas Dr. Las Vegas, Nevada, USA                      89108
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

There were 6,380,800 shares of common stock, $0.0001 par value per share, outstanding on October 29, 2008.

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

                                      INDEX

                                SIMPLE TECH, INC.

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis or Plan of Operation           14

Item 3.  Quantitative and qualitative disclosures about market risk          15

Item 4.  Controls and Procedures                                             15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 1A. Risk Factors                                                        17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits                                                            17

         Signatures                                                          18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           September 30,        June 30,
                                                                               2008               2008
                                                                             --------           --------
                                                                            (unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                                                  $ 20,395           $ 20,390
                                                                             --------           --------

      Total assets                                                           $ 20,395           $ 20,390
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                      $  2,000           $  2,000
                                                                             --------           --------

      Total current liabilities                                              $  2,000           $  2,000
                                                                             --------           --------
Stockholders' Equity (Note 4, 5)
  Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding
  Common Stock,$0.0001 par value, 150,000,000 shares authorized,
   6,380,800 issued and outstanding                                               638                638
  Additional paid-in capital                                                   68,902             68,902
  Deficit accumulated during the development stage                            (51,145)           (51,150)
                                                                             --------           --------

      Total Stockholders' Equity                                               18,395             18,390
                                                                             --------           --------

Total Liabilities and Stockholders' Equity                                   $ 20,395           $ 20,390
                                                                             ========           ========


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                         Cumulative Amounts
                                                                                            From Date of
                                                   Three Months        Three Months       Incorporation on
                                                      Ended               Ended          November 16,2006 to
                                                   September 30,       September 30,        September 30,
                                                       2008                2007                 2008
                                                    ----------          ----------           ----------
REVENUE                                             $       --          $       --           $       --

OPERATING EXPENSES
  Organization Costs                                        --                  --                  640
  General and Administrative                                --                  --                  706
  Professional Fees                                         --              25,000               37,487
  Consulting                                                --                  --               11,000
  Filing Fees                                               --                 690                1,134
                                                    ----------          ----------           ----------

      Total Expenses                                        --              25,690               50,967
                                                    ----------          ----------           ----------

Loss from operations                                $       --          $  (25,690)          $  (50,967)
                                                    ==========          ==========           ==========

Interest income                                              5                 370                1,373
Foreign Exchange Diff                                       --                  --               (1,551)

Loss before income taxes                                     5             (25,320)             (51,145)

Provision for income taxes                                  --                  --                   --
                                                    ----------          ----------           ----------

Net loss                                            $        5          $  (25,320)          $  (51,145)
                                                    ==========          ==========           ==========

Basic and Diluted (Loss) per Share                           a                   a                    a
                                                    ----------          ----------           ----------

Weighted Average Number of Shares (Note 4)           6,380,800           5,007,566
                                                    ----------          ----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
               NOVEMBER 16, 2006 (INCEPTION) TO SEPTEMBER 30, 2008
                                   (unaudited)

                                                         Common Stock
                                                     --------------------        Paid in      Accumulated        Total
                                                     Shares        Amount        Capital        Deficit         Equity
                                                     ------        ------        -------        -------         ------
INCEPTION NOVEMBER 16, 2006                                --      $   --        $     --       $      --      $      --

Common stock issued to founders for cash
November 16, 2006 @ $0.001 (par value $0.0001)      5,000,000         500              --                            500
per share

Private placement closed June 28, 2007 @ $0.05      1,380,800         138          68,902                         69,040
(par value) per share

Net loss for the year                                                                              (6,039)        (6,039)
                                                  -----------      ------        --------       ---------      ---------
BALANCE, JUNE 30, 2007                              6,380,800      $  638        $ 68,902       $  (6,039)     $  63,501

Net loss for the year                                                                             (45,111)       (45,111)
                                                  -----------      ------        --------       ---------      ---------
BALANCE, JUNE 30, 2008                              6,380,800      $  638        $ 68,902       $ (51,150)     $  18,390

Net loss for the period                                                                                 5              5
                                                  -----------      ------        --------       ---------      ---------

BALANCE, SEPTEMBER 30, 2008                         6,380,800      $  638        $ 68,902       $ (51,145)     $  18,395
                                                  ===========      ======        ========       =========      =========


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                             Cumulative Amounts
                                                                                                From Date of
                                                           Three Months      Three Months     Incorporation on
                                                              Ended             Ended        November 16,2006 to
                                                           September 30,     September 30,      September 30,
                                                               2008              2007               2008
                                                             --------          --------           --------
OPERATING ACTIVITIES
  Net (Loss) for the year                                    $      5          $(25,320)          $(51,145)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities
      Increase in accounts payable                                 --                --              2,000

Net Cash (Used) by Operating Activities                             5           (25,320)           (49,145)
                                                             --------          --------           --------
FINANCING ACTIVITY
  Proceeds from sale of Common Stock                               --                --             69,540
                                                             --------          --------           --------
Cash Provided by Financing Activities                              --                --             69,540
                                                             --------          --------           --------

Net Increase in Cash                                                5           (25,320)            20,395

Cash, Beginning of Period                                      20,390            63,501                 --
                                                             --------          --------           --------
Cash, End of Period                                          $ 20,395          $ 38,182           $ 20,395
                                                             ========          ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --          $     --           $     --
  Cash paid for interest                                     $     --          $     --           $     --


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008


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

STOCK-BASED COMPENSATION

We have issued restricted shares of common stock and stock options to compensate non-employees who were principally key personnel. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award at grant date.

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

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008


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

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond

December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008


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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements this statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008


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

As of September 30, 2008 the Company had 6,380,800 shares of common stock issued and outstanding.

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

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to September 30, 2008 of $51,145. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

NOTE 8. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Simple Tech, Inc. (referred to in this Quarterly Report as "Simple Tech", "us", "we" and "our") was incorporated on November 16, 2006, in the State of Nevada. Our principal executive offices are located at c/o INC Management, 5348 Vegas Dr., Las Vegas, NV 89108. Our telephone number is (011) (972) 50-455-5138. We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development of our proposed website and attract independent computer technicians. We intend to generate revenues by charging a commission of 25% on services sold on our website.

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

RESULTS OF OPERATIONS

Our company posted gains of $5 for the three months ended September 30, 2008 compared to losses of $25,320. From inception to September 30, 2008 we have incurred losses of $51,145. Our gains for the three months ended September 30, 2008 is earned interest.

As of September 30, 2008 , our net cash balance is approximately $20,395. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 6,380,800 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had working capital of $18,395, compared to $18,390 at June 30, 2008. At September 30, 2008, our total assets consisted of cash of $20,395, compared to cash of $20,390 at June 30, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of September 30, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended September 30, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

                             SIMPLE TECH, INC.


Date: October 29, 2008       By: /s/ Aviad Krief
                                ------------------------------------------------
                             Name:  Aviad Krief
                             Title: President, Treasurer, Secretary and Director
                                    (Principal Financial and Accounting Officer)