Form 10-Q
period 2008-12-31
SimpleTech Inc.
filed 2009-01-26
CIK 1403739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number 000-52803


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

There were 6,380,800 shares of common stock, $0.0001 par value per share, outstanding on January 26, 2009.

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

                                      INDEX

                                SIMPLE TECH, INC.

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis or Plan of Operation            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          11

Item 4.  Controls and Procedures                                             11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 1A. Risk Factors                                                        12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12

Signatures                                                                   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Simple Tech, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                    December 31,         June 30,
                                                                       2008               2008
                                                                     --------           --------
                                                                    (unaudited)         (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                          $ 10,674           $ 20,390
                                                                     --------           --------

      Total assets                                                   $ 10,674           $ 20,390
                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                              $     --           $  2,000
                                                                     --------           --------

      Total current liabilities                                      $     --           $  2,000
                                                                     --------           --------
Stockholders' Equity (Note 4, 5)
  Preferred Stock,$0.0001 par value,50,000,000 shares
   authorized, none issued and outstanding
  Common Stock,$0.0001 par value, 150,000,000 shares authorized,
   6,380,800 issued and outstanding                                       638                638
  Additional paid-in capital                                           68,902             68,902
  Deficit accumulated during the development stage                    (58,866)           (51,150)
                                                                     --------           --------

      Total Stockholders' Equity                                       10,674             18,390
                                                                     --------           --------

Total Liabilities and Stockholders' Equity                           $ 10,674           $ 20,390
                                                                     ========           ========


         The accompanying notes are an integral part of these statements

                                Simple Tech, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)

                                                                                                       27 June 2006
                                            Three Month Ended                 Six Month Ended         (Inception) To
                                       December 31,    December 31,     December 31,    December 31,    December 31,
                                          2008            2007             2008            2007            2008
                                       ----------      ----------       ----------      ----------      ----------
REVENUE                                $       --      $       --       $       --      $       --      $       --

OPERATING EXPENSES
  Organization Costs                           --              --               --              --             640
  General and Administrative                  264             476              264             476             962
  Professional Fees                         6,473           1,168            6,473          26,168          43,960
  Consulting                                   --           4,000               --           4,000          11,000
  Filing Fees                               1,012             201            1,012             891           2,146
                                       ----------      ----------       ----------      ----------      ----------

      Total Expenses                        7,749           5,845            7,749          31,535          58,708
                                       ----------      ----------       ----------      ----------      ----------

Loss from operations                   $   (7,749)     $   (5,845)      $   (7,749)     $  (31,535)     $  (58,708)
                                       ==========      ==========       ==========      ==========      ==========

Interest income                                20             214               25             585           1,394
Foreign Exchange Diff                          --              --               --              --          (1,551)

Loss before income taxes                   (7,729)         (5,631)          (7,724)        (30,950)        (58,866)

Provision for income taxes                     --              --               --              --              --
                                       ----------      ----------       ----------      ----------      ----------

Net loss                               $   (7,729)     $   (5,631)      $   (7,724)     $  (30,950)     $  (58,866)
                                       ==========      ==========       ==========      ==========      ==========

Basic and Diluted (Loss) per Share              a               a                a               a               a
                                       ----------      ----------       ----------      ----------      ----------

Weighted Average
 Number of Shares (Note 4)              6,233,312       6,101,652        6,233,312       6,101,652       6,233,312
                                       ----------      ----------       ----------      ----------      ----------

----------
a = Less than ($0.01) per share

         The accompanying notes are an integral part of these statements

                                Simple Tech, Inc.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity
               November 16, 2006 (Inception) to December 31, 2008
                                   (unaudited)

                                                          Common Stock
                                                       -------------------       Paid in    Accumulated       Total
                                                       Shares       Amount       Capital      Deficit         Equity
                                                       ------       ------       -------      -------         ------
INCEPTION NOVEMBER 16, 2006                                 --      $  --       $     --     $      --       $     --

Common stock issued to founders for cash
 November 16, 2006 @ $0.001 (par value $0.0001)      5,000,000        500                                         500
 per share

Private placement closed June 28, 2007
 @ $0.05 (par value) per share                       1,380,800        138         68,902                       69,040

Net loss for the year                                                                           (6,039)        (6,039)
                                                    ----------      -----       --------     ---------       --------
BALANCE, JUNE 30, 2007                               6,380,800      $ 638       $ 68,902     $  (6,039)      $ 63,501

Net loss for the year                                                                          (45,103)       (45,103)
                                                    ----------      -----       --------     ---------       --------
BALANCE, JUNE 30, 2008                               6,380,800      $ 638       $ 68,902     $ (51,142)      $ 18,398

Net loss for the period                                                                         (7,724)        (7,724)
                                                    ----------      -----       --------     ---------       --------

BALANCE, DECEMBER 31, 2008                           6,380,800      $ 638       $ 68,902     $ (58,866)      $ 10,674
                                                    ==========      =====       ========     =========       ========


         The accompanying notes are an integral part of these statements

                                Simple Tech, Inc.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                              27 June 2006
                                                                 Six Month Ended             (Inception) To
                                                         December 31,       December 31,       December 31,
                                                            2008               2007               2008
                                                          --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss) for the year                                 $ (7,724)          $(30,950)          $(58,866)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
     Increase in accounts payable                           (2,000)                --                 --
                                                          --------           --------           --------
Net Cash (Used) by Operating Activities                     (9,724)           (30,950)           (58,866)
                                                          --------           --------           --------
FINANCING ACTIVITY
  Proceeds from sale of Common Stock                            --                 --             69,540
                                                          --------           --------           --------
Cash Provided by Financing Activities                           --                 --             69,540
                                                          --------           --------           --------

Net Increase in Cash                                        (9,724)           (30,950)            10,674
Cash, Beginning of Period                                   20,398             63,501                 --
                                                          --------           --------           --------
Cash, End of Period                                       $ 10,674           $ 32,551           $ 10,674
                                                          ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                              $     --           $     --           $     --
  Cash paid for interest                                  $     --           $     --           $     --


         The accompanying notes are an integral part of these statements

                                Simple Tech, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2006 audited financial statements. The results of operations for the periods ended December 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Mr. Krief has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. Krief is undertaking the search for and analysis of new business opportunities, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Krief may utilize the services of outside consultants or advisors.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have held preliminary negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Our auditors have issued an audit opinion which includes a statement describing their doubts about whether we will continue as a going concern. In addition, our financial status creates substantial doubt whether we will continue as a going concern.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our SB-2 filed on August 6, 2007.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing and that we will close our existing business. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue this new plan. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

RESULTS OF OPERATIONS

Our company posted losses of $7,724 for the six months ended December 31, 2008 compared to losses of $30,950 for the six month ended December 31, 2007. From inception to December 31, 2008 we have incurred losses of $58,866. Our losses for the three months ended December 31, 2008 is $7,729 and for the three month ended December 31, 2007 is $5,631.

As of December 31, 2008, our net cash balance is approximately $10,674. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 6,380,800 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had working capital of $10,674, compared to $18,398 at June 30, 2008. At December 31, 2008, our total assets consisted of cash of $10,674, compared to cash of $20,390 at June 30, 2008.

Because we did not generated any revenue from our business we need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2008, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

 31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer *

 32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer *

----------
*  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SIMPLE TECH, INC.


Date: January 23, 2009       By: /s/ Aviad Krief
                                ------------------------------------------------
                             Name:  Aviad Krief
                             Title: President, Treasurer, Secretary and Director
                                    (Principal Financial and Accounting Officer)