Form 10-Q
period 2009-03-31
SimpleTech Inc.
filed 2009-05-06
CIK 1403739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-52803


                                SIMPLE TECH, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0514037
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 5348 Vegas Dr. Las Vegas, Nevada, USA                             89108
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

There were 63,808,000 shares of common stock, $0.0001 par value per share, outstanding on May 5, 2009.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (unaudited)

                                                                           March 31,          June 30,
                                                                             2009               2008
                                                                           --------           --------
                                                                         (unaudited)          (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                                $  9,000           $ 20,390
Other Current Assets
  Prepaid Expenses                                                              155                 --
                                                                           --------           --------
      Total current assets                                                    9,155             20,390
                                                                           --------           --------

Total assets                                                               $  9,155           $ 20,390
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                    $     --           $  2,000
                                                                           --------           --------

      Total current liabilities                                                  --              2,000
                                                                           --------           --------
Stockholders' Equity
  Preferred Stock,$0.0001 par value,50,000,000 shares authorized, none issued and outstanding
  Common Stock,$0.0001 par value, 150,000,000 shares authorized,
   63,808,000 issued and outstanding                                          6,381              6,381
  Additional paid-in capital                                                 63,159             63,159
  Deficit accumulated during the development stage                          (60,385)           (51,150)
                                                                           --------           --------

      Total Stockholders' Equity                                              9,155             18,390
                                                                           --------           --------

Total Liabilities and Stockholders' Equity                                 $  9,155           $ 20,390
                                                                           ========           ========


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                       27 June 2006
                                            Three Month Ended                Nine Month Ended         (Inception) To
                                        March 31,       March 31,       March 31,        March 31,       March 31,
                                          2009            2008            2009             2008            2009
                                       -----------     -----------     -----------      -----------     -----------
REVENUE                                $        --     $        --     $        --      $        --     $        --

OPERATING EXPENSES
  Organization Costs                            --              --              --               --             640
  General and Administrative                    50              --             314              476           1,012
  Professional Fees                          1,469           2,567           7,942           28,735          45,429
  Consulting                                    --           6,000              --           10,000          11,000
  Filing Fees                                   --              --           1,012              891           2,146
                                       -----------     -----------     -----------      -----------     -----------

      Total Expenses                         1,519           8,567           9,268           40,102          60,227
                                       -----------     -----------     -----------      -----------     -----------

Loss from operations                   $    (1,519)    $    (8,567)    $    (9,268)     $   (40,102)    $   (60,227)
                                       ===========     ===========     ===========      ===========     ===========

Interest income                                 --              99              25              684           1,394
Foreign Exchange Diff                           --              --              --               --          (1,551)

Loss before income taxes                    (1,519)         (8,468)         (9,243)         (39,419)        (60,385)

Provision for income taxes                      --              --              --               --              --
                                       -----------     -----------     -----------      -----------     -----------

Net loss                               $    (1,519)    $    (8,468)    $    (9,243)     $   (39,419)    $   (60,385)
                                       ===========     ===========     ===========      ===========     ===========

Basic and Diluted (Loss) per Share               a               a               a                a               a
                                       -----------     -----------     -----------      -----------     -----------

Weighted Average Number of Shares       62,486,400      61,523,557      62,486,400       61,523,557      62,486,400
                                       -----------     -----------     -----------      -----------     -----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 NOVEMBER 16, 2006 (INCEPTION) TO MARCH 31, 2009
                                   (unaudited)

                                                   Common Stock
                                              ----------------------        Paid in      Accumulated       Total
                                              Shares          Amount        Capital        Deficit         Equity
                                              ------          ------        -------        -------         ------
INCEPTION NOVEMBER 16, 2006                         --       $    --       $     --       $      --       $     --

Common stock issued to founders for cash
 November 16, 2006 @ $0.0001 per share      50,000,000         5,000         (4,500)                           500
 (par value $0.0001)

Private placement closed June 28, 2007      13,808,000         1,381         67,659                         69,040
 @ $0.05 per share (par value $0.0001)

Net loss for the year                                                                        (6,039)        (6,039)
                                           -----------       -------       --------       ---------       --------
BALANCE, JUNE 30, 2007                      63,808,000       $ 6,381       $ 63,159       $  (6,039)      $ 63,501

Net loss for the year                                                                       (45,103)       (45,103)
                                           -----------       -------       --------       ---------       --------
BALANCE, JUNE 30, 2008                      63,808,000       $ 6,381       $ 63,159       $ (51,142)      $ 18,398

Net loss for the period                                                                      (9,243)        (9,243)
                                           -----------       -------       --------       ---------       --------

BALANCE, MARCH 31, 2009                     63,808,000       $ 6,381       $ 63,159       $ (60,385)      $  9,155
                                           ===========       =======       ========       =========       ========


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                            27 June 2006
                                                                  Nine Month Ended         (Inception) To
                                                             March 31,        March 31,       March 31,
                                                               2009             2008            2009
                                                             --------         --------        --------
OPERATING ACTIVITIES
  Net (Loss) for the year                                    $ (9,243)        $(39,419)       $(60,385)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
     Increase in accounts payable                              (2,000)              --              --
     Prepaid Expenses                                            (155)              --            (155)
                                                             --------         --------        --------
Net Cash (Used) by Operating Activities                       (11,398)         (39,419)        (60,540)
                                                             --------         --------        --------

FINANCING ACTIVITY
  Proceeds from sale of Common Stock                               --               --          69,540
                                                             --------         --------        --------
Cash Provided by Financing Activities                              --               --          69,540
                                                             --------         --------        --------

Net Increase in Cash                                          (11,398)         (39,419)          9,000
Cash, Beginning of Period                                      20,398           63,501              --
                                                             --------         --------        --------
Cash, End of Period                                          $  9,000         $ 24,083        $  9,000
                                                             ========         ========        ========

Supplemental disclosure with respect to cash flows:

Cash paid for income taxes                                   $     --         $     --        $     --

Cash paid for interest                                       $     --         $     --        $     --


         The accompanying notes are an integral part of these statements

                                SIMPLE TECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SUBSEQUENT EVENT

On April 23, 2009, the company effected a 10 to 1 forward split of its 6,380,800 issued and outstanding common shares, resulting in 63,808,000 common shares on a post split basis. All shares and per share amounts have been retroactively restated to reflect the 10 for 1 forward stock split.

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

On April 23, 2009, our board of directors approved a forward stock split (on an 10-for-1 basis) of our issued and outstanding shares of common stock.

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

RESULTS OF OPERATIONS

Our company posted losses of $9,243 for the nine months ended March 31, 2009 compared to losses of $39,419 for the nine month ended March 31, 2008. From inception to March 31, 2009 we have incurred losses of $60,385. Our losses for the three months ended March 31, 2009 is $1,519 and for the three month ended March 31, 2008 is $8,468.

As of March 31, 2009, our net cash balance is approximately $9,000. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 63,808,000 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, our total assets consisted of cash of $9,000 and prepaid expenses of $155, compared to cash of $20,390 at June 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2009, our Company's disclosure controls and procedures were not effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

                             SIMPLE TECH, INC.


Date: May 5, 2009            By: /s/ Aviad Krief
                                ------------------------------------------------
                             Name:  Aviad Krief
                             Title: President, Treasurer, Secretary and Director
                                    (Principal Financial and Accounting Officer)