Form 10-K
period 2009-06-30
SIMPLE TECH, INC.
filed 2009-08-03
CIK 1403739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2009.

☐      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from       to      .

Commission file number: 000-52803

SIMPLE TECH, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0514037 (I.R.S. Employer Identification No.)

2829 Bird Avenue, Suite 12, Miami, Florida 33133

(Address of principal executive offices) (Zip Code)

(305) 529-4888

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.
Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐.

The aggregate market value of the registrant’s common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (17,168,000 shares) was $3,433,600 based on the closing price ($0.20) for the common stock on July 31, 2009.

At July 31, 2009, the number of shares outstanding of the registrant’s common stock, $0.0001 par value (the only class of voting stock), was 67,168,000.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Simple Tech,” “we,” “our,” “us,” “it,” and “its” refer to Simple Tech, Inc., and its subsidiary unless context indicates otherwise.

Corporate History

Simple Tech, Inc. was incorporated in the State of Nevada on November 16, 2006. We are a development stage company that has not generated revenue since inception.

During the year ended June 30, 2009 our operations focused on the provision of a website for basic computer maintenance and troubleshooting assistance. Our business plan was to develop a bridge to allow customers to contact computer technicians for assistance with basic computer needs. Our computer technicians would have operated as independent consultants from whom we were planning to generate revenues by charging a commission on services sold on the website. We were unable to realize our objectives and ultimately decided to discontinue our activities related to the provision of website based services.

Prior to the year ended June 30, 2009 we initiated a search to identify other businesses for development, merger or acquisition.

On July 27, 2009 Simple Tech and its wholly owned subsidiary, Sonnen Corporation (“Sonnen”) executed a Licensing Agreement with P.T. Group, Ltd., to acquire an exclusive, non-transferable, license (with a limited right of sublicense), for the United States, Canada and Mexico, to make, have made, use, lease, sell and import products that rely upon a novel heterogeneous catalytic process consisting of specific materials and proprietary material combinations in exchange for shares of our common stock, commercialization of the license, and certain financial obligations, including a requirement to fund a minimum of $10,000,000 for research, development and commercialization of the license over a three year period.

Our office is located at 2829 Bird Avenue, Suite 12, Miami, Florida, 33133, and our telephone number is (305) 529-4888. Our registered agent is Eastbiz.com, Inc., located at 5348 Vegas Drive, Las Vegas, Nevada, 89108.

Simple Tech is listed on the Over the Counter Bulletin Board under the symbol “SIMP.”

Simple Tech

An Overview

Simple Tech has licensed the rights to a novel heterogeneous catalytic process consisting of specific materials and proprietary material combinations. The catalytic process is currently utilized in a great many industrial processes and applications including fuel cells. This technology exhibits extremely high power efficiencies at a cost lower than conventional fuel cells that could transition our hydrocarbon based economy to hydrogen without the immediate burden of building a new fuel delivery infrastructure.

Fuel cells convert fuel into electricity and heat without combustion, or noise, more efficiently than the internal combustion engine, using a variety of hydrocarbon fuel sources (gasoline, natural gas or diesel) as well as hydrogen. Simple Tech technology will significantly expand the operational parameters of fuel cells in general. Our fuel cells will directly utilize either common hydrocarbon fuels or hydrogen to produce electrical energy by an electrochemical reaction while differing fundamentally from existing fuel cells in manufacturing cost, design, materials, working mechanism and attainable parameters.

Most fuel cells use expensive rare earth or noble metals in their construction. These materials activate well with pure hydrogen, but become corrupted in the presence of catalyst pollutants common to hydrocarbon fuels. Expensive and bulky fuel reformers, scrubbers and complex pressurized systems, which greatly increase the footprint and capital costs of a fuel cell system, must be employed before fuel cells can utilize existing fossil fuel streams. The extra size, additional equipment and bulk make most fuel cells too large and too expensive for transport, small stationary power and other applications.

Mass commercialization of existing fuel cells relies on the development and implementation of a hydrogen delivery infrastructure. This creates technical problems that include the storage, compression, and safe delivery of hydrogen, in addition to costs associated with developing and building a new infrastructure. Simple Tech’s technology does not rely on the implementation of a hydrogen delivery infrastructure to become viable.

All current fuel cell technologies suffer from significant levels of degradation of materials over time. Electrical efficiencies are high in early stages of use however degradation over relatively short periods of time requires expensive replacement. Our technology based fuel cells have shown no significant degradation in accelerated testing equivalent to more than 35,000 hours.

The simple design of our fuel cells embodies advanced materials with higher efficiencies that simplify the manufacturing process and overcome the obstacles to mass commercialization.

The Technology

Simple Tech has licensed a novel heterogeneous catalytic process consisting of specific materials and proprietary material combinations. This catalytic process is currently utilized in a great many industrial processes and applications including fuel cells.

Our technology includes materials and devices for a unique Non-Faraday Ceramic Fuel Cell, for which no similar technology  has been identified. Moderate operating temperatures allow the use of stainless steel couplers and connectors. The Non-Faraday Ceramic Fuel Cell utilizes a solid oxide ceramic electrolyte, is made of inexpensive components and is resistant to fouling in the presence of hydrocarbon pollutants thus eliminating the use of costly fuel scrubbers and reformers. Both hydrogen and hydrocarbon fuels can be utilized directly. The device’s ceramic substrate exhibits very large diffusion coefficients for oxygen resulting in much higher conductivity potentials—2-3 orders of magnitude higher than other known fuel cells. No noble metals or high cost materials are used thereby greatly reducing per kW production costs. Simple Tech Non-Faraday Ceramic Fuel Cells operate efficiently under normal atmospheric pressure with a demonstrated life span of >35,000 hrs under accelerated testing.

The Advantages

Heterogeneous catalysis is utilized extensively in world wide industry in many applications. In particular we expect that our Non-Faraday Ceramic Fuel Cells will exhibit efficiencies far above any known fuel conversion device resulting in a higher power density that should drive down the cost per kWh generated over conventional devices. The manufacture of our fuel cells is expected to be substantially cheaper than the alternatives due to our use of cheaper materials based on a simplified system configuration. We believe that the application of our fuel cells will constitute a truly transitional technology that runs on either hydrocarbon or hydrogen fuel so as not to require the capital cost of building a new fuel infrastructure in advance of commercialization. Our fuel cells will be designed for scalability to allow product adaptation for a range of uses without creating a significant carbon footprint. Like conventional fuel cells, our fuel cells will produce emissions of water and small amounts of carbon dioxide, but will not foul or deactivate in the presence of common hydrocarbon pollutants.

The Market

Catalysis is the key to both life and lifestyle. It is an essential technology for chemical and materials manufacturing, for fuel cells and other energy conversion systems, for combustion devices, and for pollution control systems which greatly impact everyone on our planet. Without catalysts and catalytic technologies, the ease of transportation and the ready access to all of the materials needed for our daily lives would not be possible.

The economic contribution from catalysis is as remarkable as the phenomenon itself. Four pillars of the world’s economy - petroleum, energy production, chemicals production, and the food industry; together account for more than 10 trillion dollars of the world’s GNP, and all are critically dependent on the use of catalysts. Estimates are that catalysis contributes to greater than 35% of global GDP [North American Catalysis Society].

Simple Tech has licensed a breakthrough catalysis system that will significantly reduce expense, simplify manufacturing, and improve performance in a multitude of commercial and industrial applications. These catalyst materials are manufactured from inexpensive ceramics and components that exhibit catalytic properties more advantageous than those utilizing platinum which deactivates in the presence of common fuel pollutants. Currently, more than 20% of all consumer goods rely on catalytic reactions that utilize platinum. Examples include: petroleum cracking and reforming, hard disk drives, anti-cancer drugs, fiber-optic cables, LCD displays, eyeglasses, fertilizers, explosives, paints, pacemakers and fuel cells. Simple Tech expects that its catalysis system will be able to replace platinum in most, if not all, of these applications, and may have additional applications.

Simple Tech has chosen to concentrate development initially in the global fuel cell market. The design and operation of the new Simple Tech fuel cell is unlike any other and will be cheaper, lighter and simpler than other fuel cell systems. Existing catalysts deactivate quickly and are expensive to operate—the Simple Tech catalysis system exhibits superior robustness, greatly enhanced efficiencies and can be built for a fraction of the cost. We intend to raise $1.5 - $2.0 million in start-up capital. The capital will allow us 15 months of runway to hit product and manufacturability milestones, file patents, and manufacture an initial prototype fuel cell.

Simple Tech fuel cells will directly utilize either common hydrocarbon fuels or hydrogen to produce electrical energy by an electrochemical reaction. The ability to directly utilize available hydrocarbon fuel streams until hydrogen becomes readily available means that these devices will be positioned to enter the market quickly as a viable and competitive green alternative.

Within the fuel cell industry we have identified the following markets where we believe our unique fuel cells will deliver the largest benefits in the near term as residential cogeneration, commercial cogeneration, and catalytic converters. Over the longer term we plan to develop the technology for applications such as carbon-catalyzed fuel cells (solid fuel), energy storage devices and automotive power systems.

Residential Cogeneration

We intend to manufacture and provide small (up to ~ 15 kW) fuel cell units to remote and residential customers in test markets that will target both grid–independent and grid-connected customers. The former will enjoy less expensive initial customer wire-up costs as well as less expensive operations and maintenance costs; the later will benefit from the creation of a decentralized production grid in which multiple, small fuel cell users will produce electricity sufficient for internal use and provide excess back to grid for compensation from the utility provider (a practice called “load sharing”). Grid-connected customers can utilize low cost fuel cells as their primary power source or backup and still use distributed utility power for their secondary power needs.

Commercial Cogeneration

We intend to manufacture and provide medium and large sized (>15 kW) fuel cell units to remote and residential customers in test markets that will target both grid–independent and grid-connected customers. Since our fuel cells will operate at moderate temperatures, excess heat will permit the adoption of efficient cogeneration systems. We expect that our fuel cell will have the highest efficiencies of any power generation system available and be ideal for stationary power generation up to 100 MW capacity range.

The market potential for commercial cogeneration is large, but in the near term, demand will likely be focused in areas with high electricity costs and government subsidies, with an emphasis on locations where byproducts of the manufacturing process can power the fuel cell.

Catalytic Converters

The licensed technology exhibits catalytic properties more advantageous than those utilizing platinum. By substituting our catalytic system made of inexpensive ceramics for existing systems relying on platinum, rhodium and palladium, we will be able to cut material costs dramatically. Like conventional automotive catalysts, our materials should speed up chemical reactions of pollutants such as nitrogen oxide, carbon monoxide and hydrocarbons, to create non-toxic emissions. However, our materials do not foul in the presence of pollutants, and this fact alone should result in longer operating life.

Carbon-Catalyzed Fuel Cells

We expect to manufacture carbon-catalyzed fuel cells that will allow us to utilize coal, coke, char, or a non-fossilized source of carbon as a fuel in a galvanic fuel element. The coal (or other solid fuel) would comprise a consumable portion of the anode and would be directly catalyzed—no reforming necessary. The cathode, electrolyte and ceramic portion of the anode would be utilized as oxygen molecule generators providing the charge carrier. The cell would produce energy by combining carbon and oxygen, which would release carbon dioxide and waters as its only by-products. The carbon-catalyzed fuel cell would not rely on combustion. Moreover, as the fuel cell would operate under normal atmospheric pressure and below 700 degrees Celsius, nitrogen oxide emissions would be eliminated (NOx forms at temperatures above 1,600 C).

We expect that carbon-catalyzed fuel cells will achieve the same electric efficiency as our fuel cells powered by liquid and gaseous fuels. Further, due to the higher charge state of the carbon atoms, the current density at the carbon anode is doubled compared to hydrogen gas molecules, giving it a beneficial energy to weight ratio.

Energy Storage Devices

Energy storage devices cover a variety of operating conditions, loosely classified as ‘energy applications’ and ‘power applications.’ Energy applications discharge the stored energy relatively slowly and over a long duration. Power applications discharge the stored energy quickly at high rates [Alternative Energy Storage: John Peterson, DEC 2008].

Energy storage is an enabling technology for the clean energy revolution. Energy storage is utilized to smooth out the peaks and valleys in wind and solar power, maximize the savings from hybrid electric vehicles (HEVs), provide greatly improved performance (acceleration) for automotive fuel cells and reduce the end-user cost of other clean energy solutions. Simple Tech expects to develop and offer low cost, highly efficient and inexpensive energy storage devices in both energy and power applications.

Automotive Power Systems

Transportation fuel cells have always been a key end goal for the fuel cell industry based on the large market size and the potential ability to reduce tailpipe emissions and reduce dependence on foreign oil.

We may choose to sub-license our licensed technology to automotive, trucking, public transportation, and shipping for their specific applications. Initial and follow-on improvements of the licensed technology will be provided based upon applicable uses resulting from ongoing research and development at our laboratories. We plan to work in concert with transportation manufacturers, developers, and designers to ensure that our research in this area leads to better size/cost-performance.

Preliminary tests show that our fuel cells are expected to efficiently generate high power densities, thereby making the technology attractive for mobile applications. For vehicular applications, it is estimated that one of our 220 hp (~180 kW) fuel cells would occupy less than 3 cubic feet of volume. Our fuel cells are expected to be 2.5 to three times more fuel efficient than current technology at a fraction of the weight that could immediately utilize existing hydrocarbon fuel streams. Our ability to use existing infrastructure provides us with a huge advantage in the race to mass commercialize fuel cells. The licensed technology is ideal for transitioning us to the hydrogen economy of the future. Similar benefits are projected for the use of our fuel cells in trucking, public transportation and shipping.

The Business Model

We plan to market our products in multiple markets as both an original equipment manufacturer (OEM) and by possibly sub-licensing specific applications of the technology to manufacturers in various targeted industries. We intend to hire fuel cell industry veterans to enable large scale manufacturing of our fuel cells. We will also work with select application development partners to manufacture end-user products incorporating our fuel cells and other products.

The Development Stage

P.T. Group, Ltd initiated a 7-phase development plan. The first four of those stages have been successfully completed. We are engaged in the final three stages of that plan devoted to materials optimization and engineering for the development of commercial prototypes.

The Patent Work

We are currently preparing multiple patents based on the licensed technology for review and submission to the U.S. Patent Office. We will apply for additional patents as we continue to develop and optimize the licensed technology.

Tax Incentives and Other Support for Fuel Cells

The U.S. government currently maintains a 30% capital or $1,000 per kW investment tax credit in support of fuel cells. Additionally, firms can adopt a five-year decelerated depreciation schedule (typical fuel cell system life of 20 years). California currently provides a $4,500 kW subsidy for biogas powered fuel cells and a $2,500 kW subsidy for natural gas powered fuel cell units. Over half of U.S. states have financial incentives to support fuel cell installation. In fact, the South Coast Air Quality Management District in southern California and regulatory authorities in both Massachusetts and Connecticut have exempted fuel cells from air quality permitting requirements. Some states have portfolio standards or earmarked funds for fuel cells. Additionally, there are major fuel cell programs in New York (NYSERDA), Connecticut (Connecticut Clean Energy Fund), Ohio (Ohio Development Department), and California (California Energy Commission). Certain states have favourable policies that improve the economics of fuel cell projects. For example, some states have net metering for fuel cells which obligates utilities to deduct any excess power produced by fuel cells from the customer’s bill.

Dependence on Major Customers

We have no customers at this time. However, if and when we begin to manufacture devices utilizing the licensed technology, we do not expect to be dependent on a few major customers due to the broad range of possible applications.

Competition

The fuel cell industry is highly fragmented by competing technologies employed by many companies seeking to develop the standard for the industry. The competitors include public companies focused on developing fuel cell technologies as well as a number of electronics manufacturers, automotive manufacturers and conglomerates such as General Electric. While fuel cell research and development has been ongoing for some time, in most cases fuel cell technology has not been able to supplant existing technology due to higher fabrication costs and performance issues, and consequently up to this point the industry in general has yielded little revenue. Since our business model focuses initially on the development and manufacture of fuel cells, we intend to compete broadly with all companies that produce power generation devices.

There are many companies offering fuel cells in both the transportation and stationary markets. Bloom Energy Inc. (“Bloom”) and Ballard Power Systems, Inc (“Ballard”) are two such companies.

Bloom is developing an alternative fuel cell system and has raised $250 million in capital to develop energy generators for homes and businesses that utilize hydrocarbon solid-oxide fuel cells. The 5 KWh Bloom cell is apparently highly functional. Tests conducted at the University of Tennessee in Chattanooga indicated that a Bloom cell ran on natural gas for 6,000 hours with at efficiency twice as good as a boiler burning natural gas, and with 60 percent lower carbon emissions. The Bloom cell can produce electricity using natural gas or a variety of liquid fuels, including ethanol.

Ballard installed 201 solid-oxide fuel cell units in 2005, 315 units in 2006, and 400 in 2007 as part of a subsidized Japanese residential program. Japan’s high electricity costs and public support of alternative energy and technology have been the catalysts behind the government’s multi million dollar subsidies to replace hot water boilers in Japanese homes with integrated fuel cell systems that provide base-load electricity and hot water. The Ballard units are run on natural gas, reducing demand for high cost grid electricity. Ballard believes it is on track to achieve targets of an impressive 40,000 hour fuel cell lifetime.

Despite the existence of these and other competitors we believe that our licensed technology will successfully compete against existing fuel cell technologies due to the following factors:

•	Greater Power Generation: Our fuel cells are expected to exhibit efficiencies far above any known fuel conversion device resulting in higher power density and driving down the cost per KWh generated.

•	Lower Cost Manufacturing and Materials: Our fuel cells are expected to be substantially cheaper to manufacture due to the use of less expensive materials and a simplified system configuration.

•	Transitional Technology: Our fuel cells will run on either hydrocarbon or hydrogen fuel so are not to require the construction of additional fuel infrastructure prior to commercialization.

•	Multitude of Market Applications: A flexible, scalable design should allow our licensed technology to be adapted to various uses.

•	Environmental Benefits: Moderate operating temperatures without combustion mean that no nitrogen oxide (NOx) emissions will be formed even when directly utilizing hydrocarbon fuels.

Marketability

When and if Simple Tech develops a fuel cell based on the licensed technology, it will initially target regions with high electricity costs, like the New England states, Pacific states (primarily California), Alaska, and Hawaii for its residential and commercial markets subject to the availability of given fuel sources in combination with the optimization of active components.

Residential Power Market Size

As of 2005, there were more than 108 million homes in the United States: 56M utilized natural gas, 9.3M used fuel oil and 6.2M utilized liquefied petroleum gasses (i.e. propane) for heating. In addition, 34M households utilized electricity for heating and cooling. All together, these major users account for 97.5% of the energy usage for heating in the US and all are potential customers for Simple Tech.

The market for residential power is large because natural gas will be needed to power our fuel cells and more than half of all homes in the United States use natural gas for heating and appliances. The cost of electricity from our natural gas-fuelled residential fuel cell systems is expected to compare favourably to the cost of electricity from the grid. Our residential fuel cell systems will offer home-building contractors and homeowners the opportunity to build developments or individual homes powered by convenient, efficient and environmentally friendly fuel cells rather than by the electric grid.

Additionally, there are nearly two billion people worldwide without electricity and many countries have centralized electric power infrastructures that are unreliable and outdated. Many of these developing countries do not have the means to build or upgrade large, central power generation plants and accompanying transmission and distribution networks to serve a broad customer base. These countries may selectively purchase and deploy fuel cell systems to supply electricity where it is most needed as an alternative to major capital investment.

Commercial Power Market Size

Latest available statistics show that there were 4.8M commercial buildings in the United States as of 2003 with an average energy expenditure of more than $22,000 per building. The major sources of energy were electricity 75%, natural gas 15%, district heat 6.7%, fuel oil 1.7%). The licensed technology should prove a viable replacement for each of the above sources, especially in areas where waste heat has value.

The market potential for commercial cogeneration is large as we focus on areas with high electricity costs and government subsidies. We will place particular emphasis on locations where by-products of the manufacturing process can power fuel cells, like wastewater treatment centers and natural gas letdown stations.

Patents, Trademarks, Licenses, Franchises, Concessions,

Royalty Agreements and Labour Contracts

We are currently preparing multiple patents for submission to the U.S. Patent Office in connection with the technology licensed from P.T. Group, Ltd. Additional patents will be applied for as we develop and optimize the technology.

Our technology license requires that we pay royalties of one percent (1%) on revenue related to the licensed technology as well as 25 percent (25%) of any revenue received from sub-license agreements to P.T. Group, Ltd.

We have no patents, trademarks, licenses, franchises, concessions, or labour contracts.

     Governmental and Environmental Regulation

Our operations remain subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. We are in full compliance with the Resource Conservation Recovery Act (“RCRA”), the key legislation dealing with hazardous waste generation, management and disposal. Nonetheless, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

We do not generate dangerous waste products and are not aware of any waste management concerns in connection with our operations. We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Research and Development

We are involved in fabrication and analysis work at 4D Labs (www.4dlabs.ca), an applications and science-driven research centre of Simon Fraser University, located in British Columbia, Canada. 4D Labs offers us the use of state-of-the-art equipment for academic, industrial and government researchers. We are also in the process of conducting verification of the properties of our material and characterization of our cell performance at applied research governmental organizations.

Employees

As of July 31, 2009 we have 7 full-time employees and consultants including two executive officers who work on a full-time basis. We have also engaged a full time technology consultant and expect to engage several additional technology consultants in the near term. We use additional consultants, attorneys, and accountants as necessary in addition to professional engineers to assist in the development of our business.

Reports to Security Holders

Simple Tech’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Simple Tech with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The internet address for this site can be found at www.sec.gov.

ITEM 1A.      RISK FACTORS

Simple Tech’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to Simple Tech’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since November 16, 2006 our expenses have resulted in continuing losses and an accumulated deficit of $60,945 at June 30, 2009. We will increase operating losses as we build our business and develop the licensed technology. Our only expectation of future profitability is dependent upon whether we produce revenue from sales and sublicensing agreements related to the licensed technology. Should we be unable to produce revenue from the licensed technology Simple Tech will continue to incur losses.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report on our audited financial statements for the period ended June 30, 2009 indicates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. If we are not able to continue as a going concern, it is likely that our shareholders will lose their investments.

We will continue to incur losses into the foreseeable future.

Prior to completion of our research and development program, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to continue to incur losses into the foreseeable future. We recognize that if we are ultimately unable to generate revenues from the development of the licensed technology we may not be able to continue operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient for the development of the licensed technology. Pursuant to the terms and conditions of our licensing agreement with P.T. Group, Ltd. we are obligated to raise funds for research and development of no less than $1,000,000 before July 27, 2010, no less than $3,000,000 by July 27, 2011 and no less than $6,000,000 by July 27, 2012. Therefore, in order to maintain our licensing agreement and effect our plan of operation we will need to obtain additional financing. However, we have no commitment from any source of financing to provide us with this capital. Should we be unable to secure the requisite financing our business will fail.

Risks Related to the Technology

General economic conditions will affect the development of the licensed technology.

Changes in the general domestic and international climate may adversely affect the financial performance of Simple Tech and its products. Factors that may contribute to a change in the general economic climate include industrial disputes, interest rates, inflation, international currency fluctuations and political and social reform.

The delayed revival of the global economy is not conducive to rapid growth, particularly of technology companies. However, we believe that as the world continues to become more environmentally conscious, governments are under increasing pressure to develop environmentally cleaner alternatives for generating electricity than those offered by conventional technology. Fuel cell technology is seen as a promising alternative. No assurance can be given that governments will elect to develop environmentally cleaner alternatives such as fuel cell technology.

Environmental laws and other governmental legislation may affect our business.

Should the licensed technology or products based on the licensed technology not comply with applicable environmental laws or if Simple Tech is exposed to liability claims, its business and financial results could be seriously harmed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, changes in legislation and government policy could also negatively impact us. Simple Tech is currently unaware of any introduced or proposed bills, or policy, that may cause any specific changes to its operations. However, no assurance can be given that we will be able to obtain any necessary license required in the future or that future changes in laws or government policies affecting the licensed technology or products will not impose additional regulatory requirements on Simple Tech, intensify competition in the fuel cell technology industry or otherwise have a material adverse effect on our business, financial condition and results of operations.

There are significant commercialization risks related to technological businesses.

The industry in which we operate is characterized by the continual search for technological advances that deliver improved reliability, lower emission levels and reduced cost. Our growth and future financial performance will depend on Simple Tech’s ability to enhance the licensed technology for the purpose of developing and introducing products that keep pace with technological developments and evolving industry requirements. Should we be unable to keep pace with outside technological developments such failure will have a material adverse effect on its business.

The research and development required to commercialize products requires significant investment and innovation to keep pace with technological developments. Should Simple Tech fail to anticipate or respond adequately to technological developments, or if Simple Tech experiences significant delays in product development, its products may become obsolete. Should Simple Tech’s products not keep pace with technological developments or fail to gain widespread market acceptance there is a significant likelihood that we may not be able to sustain our business.

We face competition.

We face competition from both conventional electricity generating technology and fuel cell technology companies, including competitors which may have greater research and development, management, financial, technical, manufacturing, marketing, sales, and other resources than those currently available to us. There can be no assurance that we will be able to compete successfully against its current and future competitors.

We may face liability claims on our future products.

Although we intend to implement exhaustive testing programs to identify potential material defects in our technology any undetected defects could harm our reputation, diminish our customer base, shrink revenues and expose us to product liability claims.

We rely upon patents and other intellectual property

We rely on a combination of patent applications, trade secrets, trademarks, copyrights and licenses, together with non-disclosure and confidentiality agreements, to establish and protect our proprietary rights in the licensed technologies. Should we be unable to adequately protect our intellectual property rights or become subject to a claim of infringement, our business may be materially adversely affected.

We are in the process preparing patent applications in accordance with our worldwide Intellectual property strategy. However, we cannot be certain that any patents will be issued with respect to the patents pending or future patent applications. Further, we do not know whether any future patents will be upheld as valid, proven enforceable against alleged infringers or be effective in preventing the development of competitive patents.

Simple Tech believes that it has implemented a sophisticated internal intellectual property management system to promote effective identification and protection of its inventions and know-how in connection with the licensed technology.

We will rely upon co-development partners.

We expect to derive a large portion of our future revenues from entering into co-development partnership agreements though we have not yet entered into any such agreements. Should we be unable to negotiate co-development partnership agreements on favourable terms or at all, such failure will negatively impact our results of operations.

We will rely upon manufacturing joint venture agreements.

Our plan of operation contemplates entering into manufacturing joint venture agreements with one or more external parties to manufacture products that rely on the licensed technology. Should we be unable to secure manufacturing joint venture agreements on favourable terms or at all, such failure will negatively impact our ability to manufacture our anticipated products.

We may not be able to effectively manage our growth.

We expect considerable future growth in our business. However, to achieve this growth in an efficient and timely manner, we will have to maintain strict controls over our internal management, technical, accounting, marketing, and research and development departments. We believe that we have retained sufficient quality personnel to manage our anticipated future growth and have adequate reporting and control systems in place. Should we be unable to successfully manage our anticipated future growth by adherence to these strictures, costs may increase, growth could be impaired and our ability to keep pace with technological advances may be impaired which failures could result in a loss of future customers.

We rely on key personnel.

Our success depends to a large degree on the continued services of its senior management and key personnel. We believe that responsible management processes, an emphasis on people management, and restraint of trade clauses within employment contracts reduce the likelihood of such personnel becoming competitors. Nonetheless, the loss of services provided by senior management, particularly to a competitor, could disrupt operations and harm our business.

Risks Related to Simple Tech’s Stock

Capital funding requirements may result in dilution to existing shareholders.

We must realize significant capital funding over the next three years to satisfy the terms and conditions of our Licensing Agreement with the P.T. Group, Ltd. We intend to raise this capital through equity offerings, debt placements or joint ventures. Should we secure a commitment to provide us with capital such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. New issuances of our common stock will result in a dilution of our existing shareholders interests.

The market for our stock is limited and our future stock price may be volatile.

The market for our common stock on the Over the Counter Bulletin Board is limited to sporadic trading which may result in future volatility in the market price of our stock. Due to these factors our shareholders may face extraordinary difficulties in selling Simple Tech’s shares in an orderly and timely manner.

We do not pay cash dividends.

Simple Tech does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting are not considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. As we have found material weaknesses in our internal controls, we are unable to assert that our internal controls are effective. As such, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our future stock price to decline. Nonetheless, Simple Tech is committed to implementing effective internal controls over the next twelve months.

Simple Tech’s shareholders may face significant restrictions on their stock.

Simple Tech’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act of 1933, as amended (“Securities Act”) as follows:

3a51-1     which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1     which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;

15g-2      which details that brokers must disclose risks of penny stock on Schedule 15G;

15g-3      which details that broker/dealers must disclose quotes and other information relating to the penny stock market;

15g-4      which explains that compensation of broker/dealers must be disclosed;

15g-5      which explains that compensation of persons associated in connection with penny stock sales must be disclosed;

15g-6      which outlines that broker/dealers must send out monthly account statements; and

15g-9     which defines sales practice requirements.

Since our securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Simple Tech currently maintains its corporate offices at 2829 Bird Avenue, Suite 12, Miami, Florida 33133 in office space provided by one of our directors at no charge to us. Simple Tech does not believe that it will need to procure additional office at any time in the near future to carry out the plan of operation described herein.

ITEM 3.      LEGAL PROCEEDINGS

There are no pending legal proceedings to which Simple Tech is a party or in which any director, officer or affiliate of Simple Tech, any owner of record or beneficially of more than 5% of any class of voting securities of Simple Tech, or security holder is a party adverse to Simple Tech or has a material interest adverse to Simple Tech. Simple Tech’s property is not the subject of any pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2009, there has not been any matter which was submitted to a vote of Simple Tech’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Simple Tech’s common stock has been quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol “SIMP”. Trading has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period since October 29, 2007 on which date our common stock was accepted for quotation. The prices have been adjusted to reflect a ten for one forward split effective May 26, 2009.

High and Low Bid Prices Since Quotation on the OTCBB
Year	Quarter Ended	High	Low
2009	June 30	$0.35	$0.15
	March 31	$0.15	$0.15
2008	December 31	$0.20	$0.15
	September 30	$0.00	$0.00
	June 30	$0.00	$0.00
	March 31	$0.00	$0.00
2007	December 31	$0.00	$0.00

Capital Stock

The following is a summary of the material terms of the Simple Tech’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of July 31, 2009 there were 56 shareholders of record holding a total of 67,168,400 shares of fully paid and non-assessable common stock of the 1,500,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of July 31, 2009 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. The Simple Tech’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Dividends

Simple Tech has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Simple Tech’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized For Issuance under Equity Compensation Plans

Simple Tech had not approved any equity compensation plans as of June 30, 2009.

Warrants

Simple Tech had no warrants to purchase shares of its common stock outstanding as of June 30, 2009.

Stock Options

Simple Tech had no stock options to purchase shares of its common stock outstanding as of June 30, 2009 though it does intend to implement a Stock Option Plan during 2009.

Convertible Securities

Simple Tech had no securities convertible into the shares of its common stock as of June 30, 2009.

Transfer Agent and Registrar

Our transfer agent is Island Capital Management, LLC, d/b/a Island Stock Transfer, located at 100 Second Avenue South, Suite 300, St. Petersburg, Florida, 33701. Their phone number is (727) 289-0010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 27, 2009 Simple Tech’s authorized the issuance of 3,360,000 shares of restricted common stock to P.T Group, Ltd., in accordance with the terms and conditions of that certain Licensing Agreement between Simple Tech, its wholly owned subsidiary and PTG Group, Ltd. dated July 27, 2009 in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act.

Simple Tech made this offering based on the following factors: (1) the issuance was an isolated private transaction by Simple Tech which did not involve a public offering; (2) there was only one offeree who was issued Simple Tech’s stock as one of the terms and conditions of a licensing agreement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Simple Tech.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing, and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing. An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

Simple Tech complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the licensing agreement was executed, and ensuring that the offeree is a non-U.S. person with an address in a foreign country.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

Simple Tech has not repurchased any shares of its common stock during the fiscal year ended June 30, 2009.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is June 30.

Discussion and Analysis of the Simple Tech’s Plan of Operation

During the year ended June 30, 2009 Simple Tech was involved in (i) developing a website for independent computer technicians from whom we were to generate revenues from commissions on computer support services, (ii) seeking out business opportunities with which to merger or acquire, (iii) winding down our website development, (iv) negotiating a Licensing Agreement between our subsidiary and P.T. Group, Ltd. for the procurement of the licensed technology, and (vi) satisfying continuous public disclosure requirements.

Business Strategy

Simple Tech’s plan of operation begins with intensive research and development activities during which time we will take steps to develop and lay the ground work to implement our marketing plan.

Research and Development

Simple Tech is in the process of completing a seven-phase development plan for the licensed technology which plan was initiated by P.T. Group, Ld. The first four stages were completed by P.T. Group Ltd. with a set of processes designed to validate the efficacy of the proprietary materials in the design of a new class of fuel cells. Over the next 15 months we intend to complete the last three phases of that development plan. Stage five will require approximately six months devoted to materials optimization intended to effectively integrate materials and components. Stage six will follow up a six month time frame focused on the construction of prototype fuel cells. Stage seven will be a three month program intended to optimize our fuel cells.

We will conduct tests intended to verify the high-diffusion properties of our ceramic materials and test the performance of our fuel cells. We are conducting fabrication and analysis work at 4D Labs, an applications and science-driven research centre of Simon Fraser University, located in British Columbia, Canada. 4D Labs offers the use of multiple facilities with state-of-the-art equipment for academic, industrial and government researchers.

Following the successful completion of the last three phases of our initial research and development efforts we expect to begin manufacturing our fuel cells on a joint venture basis with existing manufacturers who are involved in this industry.

Management understands that new technologies must meet several critical milestones in advance of commercialization. Milestones include cost effectiveness, energy efficiencies, convenience of use and practicability. We believe that our products will be able to effectively compete with today’s accepted technologies by optimizing low-cost manufacturing processes, ensuring enhanced energy efficiencies, and providing a reliable product with the flexibility to rely on alternative fuel sources. Our anticipated time frame for meeting these objectives and initiating the commercialization of our products is three years.
Marketing

Once a commercially viable product or products is ready to be manufactured, we intend to implement a pubic awareness campaign to educate consumers, industry leaders and government representatives alike as to the benefits of our licensed technology for a variety of applications. We expect to conduct this campaign with the benefit of press releases, contributions to scientific publications, meetings with environmental groups and general advertising within mass media markets. We anticipate a response that will include extensive media coverage, scientific community scrutiny, and support from the environmental lobby.

Manufacturing

We intend to manufacture our prospective products at a pilot plant to be constructed for the purpose of meeting initial orders for our fuel cells and proving our manufacturing processes. When proven we expect to enter into a series of joint ventures to expand the reach of our manufacturing facilities with experienced partners and to sublicense specific applications of the licensed technology in targeted industries. Our facilities and those of our joint venture partners and sublicenses will manufacture end user products that incorporate our fuel cells.

Financing

Simple Tech intends to raise funds to meet its operational requirements through a combination of (i) private placements of equity to accredited investors, (ii) issuance of debt instruments to accredited investors, (iii) by government grant, and/or (iv) through sub-license agreements.

Revenues

We expect to realize revenue from the direct sale of products derived from the licensed technology, from revenues accrued from joint venture relationships and from royalties imposed on sublicenses.

Business Strategy Risks

Simple Tech’s business development strategy is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated development of its technology. Historically, Simple Tech has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations that the licensed technology will be commercially developed or that it will be sufficient to generate the revenue required for our operations. Should we be unable to generate cash flow, Simple Tech may be forced to sell assets or seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.

Results of Operations

Net Income/Losses

For the period from inception until June 30, 2009 Simple Tech incurred net losses of $60,945. Net losses for the year ended June 30, 2009 were $9,795 as compared to $45,111 for the year ended June 30, 2008. The decrease in net losses over the comparative periods can be attributed to a decrease in operating expenses. We have not generated any revenue since inception.

We will likely continue to operate at a loss through fiscal 2010 and due to the nature of Simple Tech’s research and development operations cannot determine whether we will ever generate revenues from operations.

Operating Expenses

Operating expenses for the year ended June 30, 2009 were $9,820 as compared to $45,810 for the year ended June 30, 2008. The decrease in operating expenses is primarily due to a decrease in professional fees. Operating expenses include financing costs, accounting costs, consulting fees, employment costs, and costs associated with the preparation of disclosure documentation. We expect operating expenses to increase in future periods with our heavy focus on research and development of the licensed technology.

Income Tax Expense (Benefit)

Simple Tech has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

Simple Tech believes that inflation has not had a material  affect on operations for the period from November 16, 2006 (inception) to June 30, 2009.

Capital Expenditures

Simple Tech has not spent significant amounts of capital for the period from November 16, 2006 (inception) to June 30, 2009.

Liquidity and Capital Resources

Simple Tech has been in the development stage since inception.

At June 30, 2009 Simple Tech had a working capital surplus of $8,595 and current and total assets of $9,000 that consisted of cash on hand. At June 30, 2009 Simple Tech had current and total liabilities of $405 consisting of accounts payable and accrued expenses.

Stockholders equity in Simple Tech was $8,595 as of June 30, 2009.

For the period from inception until June 30, 2009 Simple Tech’s cash flow used in operating activities was $60,540. Cash flows used in operating activities for the year ended June 30, 2009 were $11,390 compared to $43,111 for the year ended June 30, 2008. The cash flow used in operating activities during the current period due to net losses and adjustments from an increase in accounts payable.

For the period from inception until June 30, 2009 Simple Tech had no cash flow used in or provided by investing activities.

For the period from inception until June 30, 2009 Simple Tech’s cash flow provided by financing activities was $69,540. There were no cash flows provided by financing activities for the years ended June 30, 2009 or 2008.

Simple Tech’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to realize at least $1,000,000 in debt or equity financing over the next twelve months to fund our continued operations. We are further committed to raise an additional $9,000,000 over the next thirty six (36) months to satisfy the terms of our Licensing Agreement with P.T. Group, Ltd. Simple Tech has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that such funding is available. Simple Tech’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and Simple Tech has no such agreement formal or otherwise. Simple Tech’s inability to obtain funding will have a material adverse affect on its ability to maintain its licensing agreement and effect its plan of operation.

Cash dividends are not expected to be paid in the foreseeable future.

Simple Tech had no lines of credit or other bank financing arrangements as of June 30, 2009.

Commitments for future capital expenditures were not material at year-end though subsequent to period end Simple Tech entered into a Licensing Agreement with P.T. Group, Ltd. which agreement obligates Simple Tech to certain future capital expenditures related to research and development.

Simple Tech had no defined benefit plans or contractual commitments with its officers or directors as of June 30, 2009 though subsequent to period end Simple Tech has entered into agreements with certain of its officers and directors.

Simple Tech had no current plans for the purchase or sale of any plant or equipment at year end though subsequent to period end plans are in place to purchase certain equipment in connection with the development of its licensed technology.

Simple Tech has plans to make any changes in the number of employees except as may be required in connection with the development of its licensed technology.

Off Balance Sheet Arrangements

As of June 30, 2009 Simple Tech had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditors have expressed an opinion as to Simple Tech’s ability to continue as a going concern as a result of net losses of $60,945 as of June 30, 2009. Simple Tech’s ability to continue as a going concern is subject to the ability of Simple Tech to realize a profit and /or obtain funding from outside sources. Management’s plan to address Simple Tech’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of the licensed technology; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow Simple Tech to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	uncertainties related to the research and development of the licensed technology;

•	our ability to generate revenues through sales to fund future operations;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	the volatility of the stock market; and

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for Simple Tech for the year ended June 30, 2009 and 2008 included in this Form 10-K Simple Tech discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. Simple Tech’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 had no impact on Simple Tech’s results of operations, financial condition or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which clarifies application of SFAS No. 157 in a market that is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS No.157-3 had no impact on Simple Tech’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  Simple Tech adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on our results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  Simple Tech does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003) “Consolidation of  Variable  Interest Entities  − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, Simple Tech anticipates that the changes will not have a significant impact on its financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, Simple Tech anticipates that the changes will not have a significant impact on its financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended June 30, 2009 and 2008 are attached hereto as F-1 through F-10.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Simple Tech, Inc.
(A Development Stage Simple Tech)

We have audited the accompanying balance sheets of Simple Tech, Inc. (A Development Stage Company) as of June 30, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009, 2008 and since inception on November 16, 2006 through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Simple Tech Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simple Tech, Inc. (A Development Stage Company) as of June 30, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009, 2008 and since inception on November 16, 2006 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has net losses of $60,945 as of June 30, 2009, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
July 21, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SIMPLE TECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2009	2008
	(audited)	(audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 9,000	$ 20,390
Other Current Assets
Prepaid Expenses	-	-
Total current assets	$ 9,000	$ 20,390

Total assets	$ 9,000	$ 20,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 405	$ 2,000

Total current liabilities	$ 405	$ 2,000

Stockholders’ Equity
Preferred Stock,$0.0001 par value,50,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock,$0.0001 par value, 1,500,000,000 shares
authorized, 63,808,000 issued and outstanding on June	6,381	6,381
30, 2009 (6,380,800 on June 30, 2008)
Additional paid-in capital	63,159	63,159

Deficit accumulated during the development stage	(60,945)	(51,150)

Total Stockholders’ Equity	8,595	18,390

Total Liabilities and Stockholders’ Equity	$ 9,000	$ 20,390

The accompanying notes are an integral part of these financial statements.

SIMPLE TECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			November 16, 2006
	Year Ended		(Inception) To
	June 30,		June 30,
	2009	2008	2009

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Organization Costs	-	-	640
General and Administrative	1,495	2,602	4,318
Professional Fees	7,153	42,317	53,522
Filing Fees	1,172	891	2,306

Total Expenses	9,820	45,810	60,787

Loss from operations	$ (9,820)	$ (45,810)	$ (60,787)

Interest income	25	699	1,394
Foreign Exchange Diff	-	-	(1,551)

Loss before income taxes	(9,795)	(45,111)	(60,945)

Provision for income taxes	-	-	-

Net loss	$ (9,795)	$ (45,111)	$ (60,945)

Basic and Diluted (Loss) per Share	a	a	a

Weighted Average
Number of Shares	63,808,000	63,808,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these financial statements.

SIMPLE TECH, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2006)TO JUNE 30, 2009

				Deficit
				Accumulated
	Common Stock		Paid in	During	Total
	Shares	Amount	Capital	Stage	Equity

Inception November 16, 2006	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash
November 16, 2006 @ $0.0001 per share
(par value $0.0001)	50,000,000	5,000	(4,500)		500

Private placement closed June 28, 2007
@ $0.05 per share (par value $0.0001)	13,808,000	1,381	67,659		69,040
Net loss for the year				(6,039)	(6,039)
Balance, June 30, 2007	63,808,000	$ 6,381	$ 63,159	$ (6,039)	$ 63,501

Net loss for the year				(45,111)	(45,111)
Balance, June 30, 2008	63,808,000	$ 6,381	$ 63,159	$ (51,150)	$ 18,390

Net loss for the year				(9,795)	(9,795)
Balance, June 30, 2009	63,808,000	$ 6,381	$ 63,159	$ (60,945)	$ 8,595

The accompanying notes are an integral part of these financial statements.

SIMPLE TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			November 16, 2006
	Year Ended		(Inception) To
	June 30,		June 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net (Loss) for the year	$ (9,795)	$ (45,111)	$ (60,945)

Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities :
Increase in accounts payable	$ (1,595)	$ 2,000	$ 405
Net Cash (Used) by Operating Activities	(11,390)	(43,111)	(60,540)

FINANCING ACTIVITY
Proceeds from sale of Common Stock	-	-	69,540
Cash Provided by Financing Activities	-	-	69,540

Net Increase in Cash	(11,390)	(43,111)	9,000
Cash, Beginning of Period	20,390	63,501	-
Cash, End of Period	$ 9,000	$ 20,390	$ 9,000

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SIMPLE TECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

Stock-Based Compensation

We have issued restricted shares of common stock and stock options to compensate non-employees who were principally key personnel.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award at grant date.

SIMPLE TECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recently issued accounting pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

SIMPLE TECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

Recently issued accounting pronouncements (continued)

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

SIMPLE TECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

NOTE 4. STOCHOLDERS’ EQUITY

AUTHORIZED

The Company is authorized to issue 1,500,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On November 16, 2006 (inception), the Company issued 50,000,000 shares of its common stock to its directors for cash of $500. See Note 5.

Between November 16, 2006 (inception) and June 28, 2007, the Company accepted subscriptions for 13,808,000 common shares from 35 investors under a private placement. The private placement was not subject to any minimum investment and was priced at $0.005 per share.

On April 23, 2009, the Company effected a 10 to 1 forward split of its 6,380,800 issued and outstanding common shares, resulting in 63,808,000 common shares on a post split basis. All shares and per share amounts have been retroactively restated to reflect the 10 for 1 forward stock split.

As of June 30, 2009 the Company had 63,808,000 shares of common stock issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

On November 16, 2006 (inception), the Company issued 50,000,000 shares of its common stock to its directors for cash of $500. See Note 4.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2009 of $60,945. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

SIMPLE TECH, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

NOTE 8. SUBSEQUENT EVENT

On July 27, 2009 the Company and its wholly owned subsidiary, Sonnen Corporation (“Sonnen”) executed a Licensing Agreement with P.T. Group, Ltd., to acquire an exclusive, non-transferable, license (with a limited right of sublicense), for the United States, Canada and Mexico, to make, have made, use, lease, sell and import products that rely upon a novel heterogeneous catalytic process consisting of specific materials and proprietary material combinations in exchange for shares of our common stock, commercialization of the license, and certain financial obligations, including a requirement to fund a minimum of $10,000,000 for research, development and commercialization of the license over a three year period.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T).      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by Simple Tech’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Simple Tech’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Simple Tech’s management concluded, as of the end of the period covered by this report, that Simple Tech’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of Simple Tech is responsible for establishing and maintaining adequate internal control over financial reporting. Simple Tech’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Simple Tech’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Simple Tech’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Simple Tech’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Simple Tech’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under were:

(1) Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting;

(2) Inadequate segregation of duties consistent with control objectives; and

(3) Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2009.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the inadequate segregation of duties and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of Simple Tech's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Simple Tech's registered public accounting firm pursuant to temporary rules of the Commission that permit Simple Tech to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, Simple Tech has initiated, or plans to initiate, the following measures:

We intend to segregate the duties of chief executive officer and chief financial officer/principal accounting officer consistent with our control objectives and engage outside accounting resources as funds become available to us. Further, we intend to appoint outside directors to our board in order to form a functioning audit committee that will undertake oversight in the establishment and monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management. Subsequent to the annual period end we increased our board of directors to three and segregated the duties of chief executive officer from those of chief financial officer and principal accounting officer.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each director and executive officer of the Simple Tech:

Name	Age	Year Appointed	Position(s) and Office(s)
Robert Miller	56	2009	President, chief executive officer and director.
Costas Takkas	52	2009	Chief financial officer, principal accounting officer and director
Aviad Krief	28	2006	Director

Robert Miller was appointed as a member of the board of directors on June 16, 2009 and as president and chief executive officer on July 27, 2009.

From 2002 to present, Mr. Miller has been a consultant to Prosper Financial, Inc., a management company that provides financial and corporate consulting services to start-up companies. Since 2007 Mr. Miller has been a director of LifeSpan BioSciences, Inc., a provider of reagents and services for proteomics and pathology. LifeSpan’s catalogue of antibodies are used for research applications including immunoblotting, immunohistochemistry, immunofluorescence, and fluorescence-activated cell sorting. Mr. Miller’s prior experience includes being (i) the founder and chairman of Crystallex International Corporation, a Canadian based gold producer, (ii) a director and financier of ZMAX Corporation, a “y2k” company, (iii) the founder and director of Nanovation Technologies Inc, a developer of fiber-optic products, and (iv) the principle financier and consultant to Asiamerica Equities Inc., a merchant bank that was based in Hong Kong. Mr. Miller is not a director of any reporting corporations other than Simple Tech.

Costas Takkas was appointed as a member of the board of directors on July 27, 2009 and as chief financial officer and principal accounting officer on July 27, 2009.

Mr. Takkas, a practicing Chartered Accountant, brings to Simple Tech over 25 years of financial experience and expertise. He has acted as a director and officer of numerous development-stage public companies involved with projects in the technology, mining, construction, gaming, drug development and medical equipment industries. Mr. Takkas is a member of the Institute of Chartered Accountants in England & Wales (ACA) and graduated with a B.Sc. (Honors) in Physics and an Associate Royal College of Science (ARCS) from the Imperial College of Science and Technology, University of London in 1978. Mr. Takkas is not a director of any reporting corporations other than Simple Tech.

Aviad Krief has been a director since incorporation on November 16, 2006. Mr. Krief was appointed chief executive officer, chief financial officer and principal accounting officer on August 25, 2008. He resigned as chief executive officer, chief financial officer and principal accounting officer on July 27, 2009.

For the last 5 years Mr. Krief has worked as an IT manager and systems administrator for a number of large Israeli companies such as “Teva Pharmaceutical Industries” and “Radlan” a Marvell Simple Tech. From 2001- 2002, he worked as a laboratory manager at Getronics Israel, where he managed a group of 100 computer technicians. From 2002 -2004, he worked for “Teva Pharmaceutical Industries” as the helpdesk manager and systems administrator. From 2004 -2005, he worked for “Radlan” in the quality assurance department and as a systems administrator. From 2005 -2008, Mr. Krief started his own Simple Tech providing complete IT support solutions for small and medium sized businesses. Mr. Krief is not a director of any reporting corporations other than the Simple Tech.

Term of Office

Our directors are appointed for one year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office pursuant to employment agreements or until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Simple Tech, we are aware of the following persons who, during the period ended June 30, 2009 failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•	Aviad Krief failed to file a Form 3 or 5 despite being an officer and director; and

•	Moshe Danino failed to file a Form 3 or 5 despite being a former officer and director.

Code of Ethics

Simple Tech has not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Simple Tech expects to adopt a Code of Ethics having expanded its board of directors subsequent to the period ended June 30, 2009.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Simple Tech will be required to establish an audit committee. The board of directors has not established a compensation committee. We intend to establish both an audit and compensation committee over the next twelve months.

Director Compensation

Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings but are not compensated for their service as directors. Simple Tech may compensate directors in the future.

Compensation Committee Deliberations and Insider Participation

There are no deliberations to report concerning executive officer compensation during the last fiscal year as Simple Tech incurred no executive compensation.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Since Simple Tech has had limited operations, little compensation was paid as of the annual periods ended June 30, 2009, 2008, and 2007 to retain the services of its former executive officers. Nonetheless, Simple Tech has since entered into a consulting agreement with its current chief financial officer and intends to enter into a compensation agreement with its chief executive officer. The amounts we deem appropriate to compensate executive officers may change in accordance with market forces though we have no specific formula to determine future compensation. Executive compensation will include salaries or consulting fees, options and other compensatory elements for our executive officers and any future executive employees. Decisions as to executive compensation will be based on the type of operations, the scale of those operations and available capital resources.

Tables

The following table provides summary information for the fiscal years ended June 30, 2009, 2008, and 2007 concerning cash and non-cash compensation paid or accrued by Simple Tech to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Miller: CEO, and director[1]	2009 2008 2007	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Aviad Krief: director and former CEO, CFO, PAO[2]	2009 2008 2007	- - -	- - -	- - -	- - -	- - -	- - -	- $10,000[5] $1,000[4]	- - -
Moshe Danino: former CEO, CFO, PAO and director[3]	2009 2008 2007	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)     Robert Miller was appointed as president and chief executive officer on July 27, 2009 on the resignation of Aviad Kreif.

(2)     Aviad Krief has been a director of Simple Tech since November 16, 2006, and on August 25, 2008 Mr. Krief was appointed president, chief executive officer, and chief financial officer/principal accounting officer. He resigned as chief executive officer and chief financial officer/principal accounting officer on July 27, 2009.

(3)     Moshe Danino resigned as our president, chief executive officer, chief financial officer/principal accounting officer and director of Simple Tech on August 25, 2008.

(4)      Between November 16, 2006 (inception) and June 30, 2007, Aviad Krief was paid an aggregate of $1,000 in consideration for certain consulting services rendered to us.

(5)      Between June 30, 2007 and June 30, 2008, Aviad Krief was paid an aggregate of $10,000 in consideration for certain consulting services rendered to us.

We had no “Pension Benefits,” “Nonqualified Deferred Compensation,” “Post Employment Payments,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” or “Option Exercises and Stock Vested” to report at June 30, 2009.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Simple Tech has entered into a consulting agreement with its one of its executive officers. The consulting agreement makes no arrangement or plan pursuant to which Simple Tech is obligated to provide pension, retirement or similar benefits to this executive officer. Further, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. Nevertheless, the consulting agreement does provide for the grant of stock options and additional options may be granted at the discretion of our board of directors in the future.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Simple Tech’s 67,168,000 shares of common stock issued and outstanding as of July 31, 2009 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership[1]	Percent of Class
Common Stock	Robert Miller 4801 Alhambra Circle Coral Gables, Florida 33146	25,000,000[2,3]	37.31%
Common Stock	Costas Takkas 105 Marbel Drive P.O. Box 1436 GT Grand Cayman, Cayman Islands British West Indies	0[2]	0%
Common Stock	Aviad Krief 9 Neve Ha’Dekel St (PO Box 175) Panorama Atlit, Israel, 30300	25,000,000[2]	37.31%
Common Stock	P.T. Group Ltd. PO Box 0830-01906 Calle B Marbella Edificio Sol Marina 11B Panama City, Panama	3,360,000	5.00%
Common Stock	All Executive Officers and Directors as a Group	50,000,000	74.63%

(1)

Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)	Aviad Kreif has optioned 12,500,000 of his shares to Maria Maz at $0.0001 a share for a period of 90 days subsequent to July 27, 2009 and 12,500,000 of his shares to Costas Takkas at $0.0001 for a period of 90 days subsequent to July 27, 2009.

(3)	Robert Miller is a beneficial owner of 25,000,000 shares held by Ms. Maria Maz, to whom Mr. Miller is married.

Changes in Control

Management is aware of Mr. Kreif’s option to sell 25,000,000 shares of his common stock to each of Ms. Maria Maz and Costas Takkas in equal amounts. Should Ms. Maz exercise her option on Mr. Kreif’s 12,500,000 shares, she would then hold 37,500,000 shares or 55.83% of our issued and outstanding common stock. Such action would constitute a change in control of Simple Tech.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

On July 27, 2009, Costas Takkas, an officer and director of Simple Tech entered into a consulting agreement with us in connection with his appointment as chief financial officer and principal accounting officer. The consulting agreement provides for a monthly fee that graduates over the term of the agreement, the grant of stock options, a provision for the payment of a bonus and entitlement to any benefits, including health insurance that might be offered to Simple Tech employees.

On July 27, 2009 Maria Maz, to whom Robert Miller, an officer and director of Simple Tech, is married, optioned the purchase of 12,500,000 shares of Simple Tech’s common stock from a current director of Simple Tech.

On July 27, 2009 Costas Takkas, an officer and director of Simple Tech, optioned the purchase of 12,500,000 shares of Simple Tech’s common stock from a current director of Simple Tech.

On June 16, 2009 Ms. Maria Maz, to whom Robert Miller, an officer and director of the Simple Tech, is married, purchased 25,000,000 shares of the Simple Tech’s common stock from a former director of Simple Tech.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we had no independent directors as of June 30, 2009.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2009 Fees ($)	Fiscal 2008 Fees ($)
Audit Fees	2,526	3,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

Simple Tech did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided to Simple Tech by Moore & Associates, as detailed above, were pre-approved by Simple Tech’s board of directors. Moore & Associates performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-10, and are included as part of this Form 10-K:

Financial Statements of Simple Tech for the years ended June 30, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 39 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Simple Tech, Inc.	Date
/s/ Robert Miller By: Robert Miller Its: President, Chief Executive Officer and Director /s/ Costas Takkas By: Costas Takkas Its: Chief Financial Officer, Principal Accounting Officer and Director	July 31, 2009 July 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert Miller Robert Miller President, Chief E xecutive Officer and Director	July 31, 2009
/s/ Costas Takkas Costas Takkas Chief Financial Officer, Principal Accounting Officer and Director	July 31, 2009
/s/ Aviad Krief Aviad Krief Director	July 31, 2009

INDEX TO EXHIBITS

Exhibit     Description

3.1      Certificate of Incorporation of Simple Tech, incorporated by reference to Simple Tech’s Form SB-2 filed with the Commission on August 6, 2007.

3.2      Bylaws of Simple Tech, incorporated by reference to Simple Tech’s Form SB-2 filed with the Commission on August 6, 2007.

10(i)      Licensing Agreement between Simple Tech, Sonnen Corporation, and P.T. Group, Ltd., dated July 27, 2009 (attached).

10(ii)     Consulting Agreement between Simple Tech and Costas Takkas, dated July 27, 2009 (attached).

10(iii)     Indemnification Agreement between P.T. Group, Ltd. and Simple Tech dated July 27, 2009 (attached).

10(iv)     Employment Agreement between Simple Tech and Paul Leonard dated July 27, 2009 (attached).

10(v)     Warranty Agreement between P.T. Group, Ltd, Simple Tech and Paul Leonard dated July 27, 2009 (attached).

21     Subsidiaries of Simple Tech (attached).

31(i)     Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

31(ii)     Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32(i)          Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

32(ii)          Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).