Form 10-Q
period 2009-09-30
SONNEN Corp
filed 2009-11-23
CIK 1403739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-52803

SONNEN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0514037 (I.R.S. Employer Identification No.)

2829 Bird Avenue, Suite 12, Miami, Florida 33133

(Address of principal executive offices) (Zip Code)

(305) 529-4888

(Registrant’s telephone number, including area code)

Simple Tech, Inc.

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At November 20, 2009, the number of shares outstanding of the registrant’s common stock, $0.0001 par value (the only class of voting stock), was 67,793,000.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2008	4
Consolidated Statements of Loss (unaudited) three month periods ended September 30, 2009 and September 30, 2008 and the period from inception	5
Consolidated Statements of Cash Flows (unaudited) for the three month periods ended September 30, 2009 and September 30, 2008 and the period from inception	6
Consolidated Notes to Financial Statements (unaudited)	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4T. Controls and Procedures	20

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 3. Defaults upon Senior Securities	27
ITEM 4. Submission of Matters to a Vote of Securities Holders	28
ITEM 5. Other Information	28
ITEM 6. Exhibits	28
Signatures	29
Index to Exhibits	30

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Sonnen Corporation, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SONNEN CORPORATION & SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$-	$9,000
Due from Related Party	259,296	-
Prepaid Expenses	165,000	-

Total Current Assets	$424,296	$9,000

Licensing Agreement	$672,000	$-

Total Assets	$1,096,296	$9,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$67,741	$9,482
Accrued Payroll	24,000
Due to Shareholder	24,000
Cash Overdraft	6	-
Note payable (including accrued interest of $110)	10,110	-
Total current liabilities	$125,857	$9,482

Total Liabilities	$125,857	9,482

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders' Equity
Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding
Common Stock, $0.0001 par value, 250,000,000 shares
authorized, 67,793,000 issued and outstanding	6,779	6,381
Additional paid-in capital	1,091,261	63,159
Warrants	143,500	-
Deficit accumulated during the development stage	(271,101)	(70,022)

Total Stockholders' Equity	970,439	(482)

Total Liabilities and Stockholders' Equity	$1,096,296	$9,000

See accompanying notes.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

			Cumulative Amounts From
			Development Stage
	Three Months	Three Months	(November 16,
	Ended	Ended	2006 through
	September 30,	September 30,	September 30,
	2009	2008	2009)

REVENUE	$-	$-	$-

General and Administrative Expenses
Organization Costs	-	-	640
General and Administrative	13,947	-	18,265
Professional Fees	48,435	-	110,160
Consulting	83,927	-	83,927
Transfer Fees	3,396	-	6,577
Research & Development	51,374	-	51,374

Total General and Administrative Expenses	201,079	-	270,943

(Loss)/Income Before Interest and Income Taxes	$(201,079)	$-	$(270,943)

Interest (Loss)/Income	-	5	1,393
(Loss)/Gain On Foreign Currency Exchange	-	-	(1,551)

Loss Before Provision For Income Taxes	(201,079)	5	(271,101)

Provision for income taxes	-	-	-

Net (Loss)/Profit	$(201,079)	$5	$(271,101)

Net Loss per Share – Basic and Diluted	a	a	a

Weighted Average Number of Shares	67,793,000	63,808,000

a = Less than ($0.01) per share

See accompanying notes.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative Amounts From Development Stage
	Three Months	Three Months	(November 16,
	Ended	Ended	2006 through
	September 30,	September 30,	September 30,
	2009	2008	2009)
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (Loss)/Income for the period	$(201,079)	$5	$(271,101)
Changes In Assets and Liabilities
Cash Provided by (Used in) Development Stage Activities
Increase in due from related party	(259,296)	-	(259,296)
Increase in prepaid expenses	(165,000)	-	(165,000)
Increase in accounts payable	58,369	-	67,851
Increase in accrued payable	24,000	-	24,000
Increase in due to shareholder	24,000	-	24,000
Net Cash Provided From (Used By) Development Stage Activities	(519,006)	5	(579,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	500,000	-	569,540
Proceeds from issuance of notes payable	10,000	-	10,000
Cash Provided by Financing Activities	510,000	-	579,540

Net Increase (Decrease) in Cash	(9,006)	5	(6)

Cash, Beginning of Period	9,000	20,390	-
Cash, End of Period	$(6)	$20,395	$(6)

Supplemental Disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non Cash Disclosures:
Stock issued for licensing agreement	$672,000	-	672,000

See accompanying notes.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2009,
(Unaudited)

Note 1 – Business

Sonnen Corporation (formerly known as “Simple Tech, Inc.”) was incorporated in the state of Nevada on November 16, 2006 as “Simple Tech, Inc.” Sonnen Corporation and its wholly-owned subsidiary, Sonnen One, Inc., are referred to herein as the “Company”. By June 2009, the Company had been unable to realize its original business objective. In July 2009, the Company entered into a licensing agreement to research, develop and market products that rely upon a novel process for energy generation consisting of specific materials and proprietary material combinations.  In October 2009, the Company changed its name to “Sonnen Corporation”.

Note 2 – Summary of Significant Accounting Policies

Development Stage Company.
At September 30, 2009, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage company.

Basis of Presentation

The accompanying consolidated, unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission under its former name Simple Tech, Inc. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended June 30, 2010.

Additional Footnotes Included by Reference

Except as indicated in these notes, there have been no other material changes in the information disclosed in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sonnen Corporation and Sonnen One, Inc., its wholly-owned subsidiary. All material intercompany accounts and transactions between the Company and its subsidiary for the periods presented have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2009,
(Unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Reclassifications

Certain reclassification amounts in the same period of the previous year’s consolidated financial statements have been made for comparative purposes to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

In June 2009, the FASB issued The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105 (formerly Statement of Financial Standards (“SFAS”) No. 168) Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is in effect. All of its content carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2009,
(Unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Recently Issued Accounting Pronouncements – continued

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (November 16, 2006) to September 30, 2009, of $271,101 and negative cash flows from development stage activities of $579,546. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2009,
(Unaudited)

Note 4 – Licensing Agreement

The Company and its subsidiary, Sonnen One, Inc., entered into a licensing agreement with PT Group, Limited (“PT Group”) on July 27, 2009, that grants the Company an exclusive, non-transferable, license to use PT Group’s intellectual property of a certain technology and licensed products to be used in achieving the Company’s business objectives for a term that will continue until the expiry of protections afforded the intellectual property, provided that the Company is not in breach or default of any of the terms or conditions contained in this Agreement. During the term of the licensing agreement, the PT Group retains sole and beneficial propriety of the intellectual property including any improvements made to any licensed products or future products, regardless of the source.

The agreement allows the licensee the right to offer limited licenses to third parties where such third parties are in a position to commercialize the technology. Accordingly, the Company shall pay PT Group 25% of all royalties and fees received from such third parties or exercise its option to take its portion of the sublicense consideration if offered in tenders other than cash. The agreement is in effect until the expiry of protections afforded the technology. The agreement may be terminated by either party should there be a breach or default that is not rectified or remedied within ninety days from the date of notice or by the Company, at its option by ceasing use of the license and/or licensed products, giving sixty days prior written notice and tendering payment of all accrued royalties and other payments due.

In connection with the licensing agreement, the Company is required to fund a minimum of $10 million for pre-approved, qualifying research, development and commercialization expenses as set forth in the agreement, including, but not limited to, providing assistance in procuring patent protection. The funding, as outlined in the agreement, is to occur over a three-year period and requires funding of $1 million during the first, $3 million during the second and $6 million during the third anniversary years of the agreement.

In exchange for use of the license, PT Group was issued common shares equal to 5% of the issued and outstanding common shares of the Company. Additionally, upon the Company cumulatively raising $50 million in equity financing, the Company has guaranteed that PT Group will own no less than 2.5% of the issued and outstanding shares of its common shares.

The Licensee shall also pay the Licensor a royalty of 1% of all gross sales of Licensed Products by the Licensee.

Note 5 – Stockholders' Equity

Common Stock Issuances and Warrant Granted

On July 27, 2009, the Company authorized the issuance of 3,360,000 shares of the Company’s common stock valued at a price of $0.20 per share for an aggregate consideration of $672,000 to P.T. Group in connection with the licensing agreement between the Company, its wholly owned subsidiary, and P.T. Group (see Note 4).

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2009,
(Unaudited)

Note 5 – Stockholders' Equity – continued

Common Stock Issuances and Warrant Grants - continued

On September 30, 2009, the Company authorized the issuance of 625,000 shares of the Company’s common stock to two entities at $0.80 per share for an aggregate consideration of $500,000. No commission was paid in connection with the issuance.

On September 30, 2009, the Company granted warrants to purchase 312,500 shares of common stock at an exercise price of $1.20 per share to two entities. These warrants fully vested on the date of grant. The warrants may be exercised in cash or by certifies check, bank draft or money order and expire on September 30, 2011.

These warrants have been valued at $143,500 using the Black-Scholes model, as of September 30, 2009. The assumptions used in this valuation included: (a) risk-free interest rate of 0.95% per annum, (b) weighted average expected term of 720 days, (c) weighted average expected stock volatility 70% and (d) last trade price of $1.26. For the quarter ended September 30, 2009, this valuation did not result in any changes in value that would normally be included in the accompanying consolidated statements of loss. As of September 30, 2009, none of these warrants had been exercised and the value of $143,500 is reported in stockholders’ equity in the accompanying consolidated balance sheet.

Stock Options

On August 31, 2009, the Company adopted the Company’s 2009, Stock Option Plan (the “Plan”) in an effort to promote the interests of the Corporation by providing eligible persons and companies with the opportunity to acquire or increase a proprietary interest in the Corporation through the grant of up to five million (5,000,000) non-statutory stock options (the “Options”) as an incentive for the eligible persons to continue their employment or service. On August 31, 2009, the Company authorized the grant of an aggregate of one million eight hundred thousand (1,800,000) Options with an exercise price of one dollar ($1.00) pursuant to the Plan. All Options vest over a three year period through August 31, 2013, in equal increments of one-third of potentially exercisable Options each year or in full if involuntarily terminated.

Note 6 – Related Party Transactions

At August 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s CEO and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through July 31, 2010.

The Company has a consulting agreement with a shareholder, director and officer of the Company, which calls for an annual base fee of $96,000 and extends through June 30, 2010. Through the quarter ended September 30, 2009, this shareholder had also made several advances to the Company and the amount due to this shareholder at quarter-end amounted to $24,000.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2009,
(Unaudited)

Note 6 – Related Party Transactions - continued

During the quarter ended September 30, 2009, the Company held a bank account in a foreign bank, which created difficulties in paying its obligations. Until the Company was able to open its own bank account subsequent to quarter end, it used the bank account of a company related by virtue of common ownership through which it channeled its cash receipts and disbursements. At September 30, 2009, amounts due from this related party amounted to $259,296.

Note 7 – Commitments and Contingencies

In connection with the licensing agreement entered into, PT Group has identified the possibility that a third party may make a claim for a beneficial interest in the technology. As a result, the Company entered into an indemnification agreement with PT Group in which the parties agree that if the third party makes a successful claim for a beneficial interest in the technology, it shall receive a royalty interest in the technology and/or products derived from the technology equal to PT Group’s royalty will be reduced by certain percentage based on the royalty compensation gained by the third party.

Pursuant to the terms and conditions of the licensing agreement with P.T. Group, the Company is obligated to raise funds for research and development of no less than $1,000,000 before July 27, 2010, no less than $3,000,000 by July 27, 2011 and no less than $6,000,000 by July 27, 2012 (see Note 4).

The Company has a consulting agreement with a shareholder, director and officer of the Company, which calls for an annual base fee of $96,000 and extends through June 30, 2010. Through the quarter ended September 30, 2009, this shareholder had also made several advances to the Company and the amount due to this shareholder at quarter end amounted to $24,000. The agreement may be terminated by the Company immediately with cause or with thirty days written notice by either party.

The Company has an employment agreement with an executive employee which calls for an annual base fee of $96,000 and extends through June 30, 2010. The agreement may be terminated by the Company immediately with cause or with thirty days written notice by either party.

At August 1, 2009, the Company entered into a consulting agreement which calls for monthly compensation of $5,000 and extends through July 31, 2010. The agreement may be terminated by the Company immediately with cause or with thirty days written notice by either party.

At August 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the wife of the Company’s CEO who is also a 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for use of the Prosper Financial, Inc. office. The agreement extends through July 31, 2010. The agreement may be terminated by the Company immediately with cause or with thirty days written notice by either party.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2009,
(Unaudited)

Note 7 – Commitments and Contingencies - continued

At August 5, 2009, the Company entered into a services agreement to provide, inter alia, corporate and investor web site development, investor and media relations strategy development and investor relations related vendor management, which calls for $150,000 through November 2009. During the quarter-ended, the Company paid $50,000 in cash for consulting services. On September 25, 2009, a Company shareholder compensated these consultants with 101,000 shares of the Company’s stock in lieu of a $100,000 payment.

At September 1, 2009, the Company entered into a consulting agreement for translation and business development services which calls for monthly compensation of $2,000 and extends through August 31, 2010. The agreement may be terminated by the Company immediately for cause or with thirty days written notice by either party.

Note 8 – Subsequent Events

On November 3, 2009, the Company amended its articles of incorporation to change its name from “Simple Tech, Inc.” to “Sonnen Corporation” and to decrease the number of its authorized common stock from one billion five hundred million (1,500,000,000) shares par value $0.0001 to two hundred and fifty million (250,000,000) shares par value $0.0001 without affecting the number of issued and outstanding shares. The Company’s subsidiary changed its name from “Sonnen Corporation” to “Sonnen One, Inc.”

On November 9, 2009, the Company formed a Scientific Advisory Board to support the Company with its research, development, and commercialization efforts through advice, counsel, and direct participation utilizing the industry expertise and professional and academic backgrounds of Scientific Advisory Board members.

On various dates subsequent to the quarter ended September 30, 2009, the Company entered into various employment agreements with the Company’s President and Chief Executive Officer, Head of Research, Chief Scientific Officer, Business Development Officer, and Project Manager. All agreements are for a one year period, except for the Chief Scientific Officer’s who’s agreement extends through July 2014. Total salaries for all employees subject to employment agreements amount to $378,000 annually. Each agreement may be terminated by the Company immediately for cause or with thirty-days written notice by either party.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. Information presented herein is based on the three-month period ended September 30, 2009. Our fiscal year-end is June 30.

Discussion and Analysis

During the three months ended September 30, 2009, the Company was involved in (i) developing the technology acquired under a licensing agreement between our wholly-owned subsidiary and P.T. Group, Ltd. (“P.T. Group”), (ii) financing activities and (iii) satisfying continuous public disclosure requirements.

The licensing agreement provides the Company with a right to acquire an exclusive, non-transferable, license (with a limited right of sublicense), for the United States, Canada and Mexico, to make, have made, use, lease, sell and import products that rely upon a novel heterogeneous catalytic process consisting of specific materials and proprietary material combinations in exchange for 3,360,000 shares of our common stock valued at a price of $0.20 per share (a total of $672,000), commercialization of the license, and certain financial obligations, including a requirement to fund a minimum of $10,000,000 for research, development and commercialization of the license over a three-year period.

Business Strategy

The Company’s plan of operation will be carried out through our wholly owned subsidiary, Sonnen One, Inc. The plan begins with intensive research and development activities during which time we will take steps to develop and lay the ground work to implement our marketing plan.

Research and Development

The Company is in the process of completing a seven-phase development plan for the licensed technology which plan was initiated by P.T. Group. The first four stages were completed by P.T. Group with a set of processes designed to validate the efficacy of the proprietary materials in the design of a new class of fuel cells. Over the next fifteen months we intend to complete the last three phases of that development plan. Stage five will require approximately six months devoted to materials optimization intended to effectively integrate materials and components. Stage six will follow up a six month time frame focused on the construction of prototype fuel cells. Stage seven will be a three month program intended to optimize our fuel cells.

We will conduct tests intended to verify the high-diffusion properties of our ceramic materials and test the performance of our fuel cells. We are conducting fabrication and analysis work at 4D Labs, an applications and science-driven research center of Simon Fraser University, located in British Columbia, Canada. 4D Labs offers the use of multiple facilities with state-of-the-art equipment for academic, industrial and government researchers.
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

Financing

The Company intends to raise funds to meet its operational requirements through a combination of (i) private placements of equity to accredited investors, (ii) issuance of debt instruments to accredited investors, (iii) by government grant, and/or (iv) through sub-license agreements.

Revenues

We expect to realize revenue from the direct sale of products derived from the licensed technology, from revenues generated from joint venture relationships and from royalties imposed on sublicenses.

Results of Operations

Net Income/Losses

For the period from inception (November 16, 2006) until September 30, 2009, the Company incurred net losses of $271,101. Net losses for the three months ended September 30, 2009, were $201,079 as compared to net profits of $5 for the three months ended September 30, 2008. The transition to net losses over the comparative periods can be attributed to the realization of operating expenses relating to the development of the technology acquired under our license agreement with P.T. Group. We have not generated any revenue since inception.

We will likely continue to operate at a loss through fiscal 2010 and due to the nature of the Company’s research and development operations we cannot determine whether we will ever generate revenues from operations.

Operating Expenses

Operating expenses for the three months ended September 30, 2009, were $201,079 as compared to $0 for the three months ended September 30, 2008. The realization of operating expenses is primarily due to consulting, professional and research and development fees. Operating expenses include financing costs, accounting costs, employment costs, and costs associated with the preparation of disclosure documentation. We expect operating expenses to increase in future periods with our heavy focus on research and development of the licensed technology

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material affect on operations for the period from inception (November 16, 2006) to September 30, 2009.

Capital Expenditures

The Company had no amounts on capital expenditures for the period from inception (November 16, 2006) to September 30, 2009.

Liquidity and Capital Resources

The Company has been in the development stage since inception.

At September 30, 2009, the Company had a working capital of $298,439. The Company’s current assets were $424,296, which consisted of due from affiliate and prepaid expenses. The Company’s total assets were $1,096,296, which included the current assets and the License Agreement valued at $672,000. At September 30, 2009, the Company had current and total liabilities of $125,875 which included accounts payable of $67,741.

Stockholders equity in the Company was $970,439 as of September 30, 2009.

For the period from inception (November 16, 2006) until September 30, 2009, the Company’s cash flow used in development stage activities was $579,546. Cash flows used in operating activities for the three months ended September 30, 2009, were $519,006 compared to $5 from operating activities for the three months ended September 30, 2008. The increase in cash flow used in operating activities during the current period was due to net losses, accounts receivable and prepaid expenses.

For the period from inception (November 16, 2006) until September 30, 2009, our cash flow provided by financing activities was $579,540. Cash flows provided by financing activities for the three months ended September 30, 2009, were $510,000 compared to $0 for the three months ended September 30, 2008. The cash flow provided by financing activities during the current period is primarily due to proceeds from the sale of common stock.

Our current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to realize at least $1,000,000 in debt or equity financing over the next twelve months to fund our continued operations. We are further committed to raise an additional $9,000,000 over the next thirty six (36) months to satisfy the terms of our Licensing Agreement with P.T. Group, Ltd. We have no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that such funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements, though none have made any commitment for future investment and the Company has no such agreement formal or otherwise. Our inability to obtain funding will have a material adverse affect on our ability to maintain our licensing agreement and effect our plan of operation.

Cash dividends are not expected to be paid in the foreseeable future.

We had no lines of credit or other bank financing arrangements as of September 30, 2009.

Commitments for future capital expenditures were not material as of September 30, 2009, except in connection with those financial commitments tied to the Licensing Agreement with P.T. Group, Ltd.

We have no current plans for the purchase or sale of any plant or equipment at September 30, 2009, though plans are in place to purchase certain equipment in connection with the development of its licensed technology.

We have no plans to make any changes in the number of employees except as may be required in connection with the development of our licensed technology.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of net losses from inception through June 30, 2009, of $60,945 that increased to $201,079 through September 30, 2009. Our ability to continue as a going concern is subject to our ability to realize a profit and /or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of the licensed technology; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow us to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105 (formerly Statement of Financial Standards (“SFAS”) No. 168) Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Critical Accounting Policies

In the notes to our audited consolidated financial statements for the year ended June 30, 2009 and 2008, included in the Company’s Form 10-K, we discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. Management believes that our accounting principles conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since November 16, 2006, our expenses have resulted in continuing losses and an accumulated deficit of $271,101 at September 30, 2009. We will increase operating losses as we build our business and develop the licensed technology. Our only expectation of future profitability is dependent upon whether we produce revenue from sales and sublicensing agreements related to the licensed technology. Should we be unable to produce revenue from the licensed technology the Company will continue to incur losses.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report on our audited financial statements for the period ended June 30, 2009, included in our form 10-K filed with the Commission indicates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. If we are not able to continue as a going concern, it is likely that our shareholders will lose their investments.

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

Our business development strategy is prone to significant risks.

The Company’s business development strategy is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated development of our technology. Historically, we have not generated sufficient cash flow to sustain operations and have had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations that the licensed technology will be commercially developed or that it will be sufficient to generate the revenue required for our operations. Should we be unable to generate cash flow, the Company may be forced to sell assets or seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient for the development of the licensed technology. Pursuant to the terms and conditions of our licensing agreement with P.T. Group we are obligated to raise funds for research and development of no less than $1,000,000 before July 27, 2010, an additional $3,000,000 by July 27, 2011, and an additional $6,000,000 by July 27, 2012. Therefore, in order to maintain our licensing agreement and effect our plan of operation we will need to obtain additional financing. However, we have no commitment from any source of financing to provide us with this capital. Should we be unable to secure the requisite financing our business will fail.

Risks Related to the Technology

General economic conditions will affect the development of the licensed technology.

Changes in the general domestic and international climate may adversely affect the financial performance of the Company and its products. Factors that may contribute to a change in the general economic climate include industrial disputes, interest rates, inflation, international currency fluctuations and political and social reform.

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

Should the licensed technology or products based on the licensed technology not comply with applicable environmental laws or if the Company is exposed to liability claims, our business and financial results could be seriously harmed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, changes in legislation and government policy could also negatively impact us. We are unaware of any introduced or proposed bills, or policy, that may cause any specific changes to our operations. However, no assurance can be given that we will be able to obtain any necessary license required in the future or that future changes in laws or government policies affecting the licensed technology or products will not impose additional regulatory requirements on the Company, intensify competition in the fuel cell technology industry or otherwise have a material adverse effect on our business, financial condition and results of operations.

There are significant commercialization risks related to technological businesses.

The industry in which we operate is characterized by the continual search for technological advances that deliver improved reliability, lower emission levels and reduced cost. Our growth and future financial performance will depend on our ability to enhance the licensed technology for the purpose of developing and introducing products that keep pace with technological developments and evolving industry requirements. Should we be unable to keep pace with outside technological developments such failure will have a material adverse effect on our business.

The research and development required to commercialize products requires significant investment and innovation to keep pace with technological developments. Should we fail to anticipate or respond adequately to technological developments, or if the Company experiences significant delays in product development, its products may become obsolete. Should our products not keep pace with technological developments or fail to gain widespread market acceptance there is a significant likelihood that we may not be able to sustain our business.

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
We are in the process of preparing patent applications in accordance with our worldwide intellectual property strategy. However, we cannot be certain that any patents will be issued with respect to the patents pending or future patent applications. Further, we do not know whether any future patents will be upheld as valid, proven enforceable against alleged infringers or be effective in preventing the development of competitive patents.

The Company believes that it has implemented a sophisticated internal intellectual property management system to promote effective identification and protection of its inventions and know-how in connection with the licensed technology.

We will rely upon co-development partners.

We expect to derive a large portion of our future revenues from entering into co-development partnership agreements though we have not yet entered into any such agreements. Should we be unable to negotiate co-development partnership agreements on favorable terms or at all, such failure will negatively impact our results of operations.

We will rely upon manufacturing joint venture agreements.

Our plan of operation contemplates entering into manufacturing joint venture agreements with one or more external parties to manufacture products that rely on the licensed technology. Should we be unable to secure manufacturing joint venture agreements on favorable terms or at all, such failure will negatively impact our ability to manufacture our anticipated products.

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

Risks Related to the Company’s Stock

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

The market for our common stock on the Over the Counter Bulletin Board is limited to sporadic trading which may result in future volatility in the market price of our stock. Due to these factors our shareholders may face extraordinary difficulties in selling the Company‘s shares in an orderly and timely manner.

We do not pay cash dividends.

The Company does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s shareholders may face significant restrictions on their stock.

The Company‘s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act of 1933, as amended (“Securities Act”) as follows:

•

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

•	15g-1 which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;

•	15g-2 which details that brokers must disclose risks of penny stock on Schedule 15G; 17

•	15g-3 which details that broker/dealers must disclose quotes and other information relating to the penny stock market;

•	15g-4 which explains that compensation of broker/dealers must be disclosed;

•	15g-5 which explains that compensation of persons associated in connection with penny stock sales must be disclosed;

•	15g-6 which outlines that broker/dealers must send out monthly account statements; and

•	15g-9 which defines sales practice requirements.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2009, the Company’s board of directors authorized the grant of one million eight hundred thousand (1,800,000) non-statutory stock options with an exercise price of one dollar ($1.00) pursuant to the Company’s 2009, Stock Option Plan (the “Plan”) in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act as an incentive for the following persons to continue their employment or service with the Company:

Grantee	Options
Paul Leonard	200,000
Costas Takkas	500,000
Dr. Vladimir Kopylov	400,000
Prosper Financial Inc.	500,000
Christopher W. Allen	100,000
Carol Laws	100,000

The Company made this offering based on the following factors: (1) the offerings were isolated private transactions by the Company which did not involve a public offering; (2) there were only six grantees which were granted option pursuant to option agreements; (3) the grantees stated an intention not to sell the options; (4) there were no subsequent or contemporaneous public offerings of the options; (5) the options were not broken down into smaller denominations; and (6) the negotiations that lead to the grant of the options took place directly between the grantees and the Company.

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

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to grantees that were outside the United States at the time the options agreements were executed, and ensuring that the grantees are non-U.S. grantees with addresses in foreign countries.

On September 30, 2009, the Company’s Board of Directors authorized the issuance six hundred and twenty five thousand (625,000) units, each unit comprised of one (1) common share and one half (½) common purchase warrant exercisable for a period of two (2) years at an exercise price equal to $1.20 per common share in exchange for $500,000 or $0.80 per unit pursuant to the terms and conditions of a unit purchase agreement in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act to the following offerees:

Offeree	Units	Shares	Warrants	Cash Consideration
Paramount Trading Company, Inc.	500,000	500,000	250,000	$400,000
Stratton SA	125,000	125,000	62,500	$100,000

The Company made this offering based on the following factors: (1) the offerings were isolated private transactions by the Company which did not involve a public offering; (2) there were only two offerees who were offered the units pursuant to the unit purchase agreements; (3) the offerees stated an intention not to resell the units; (4) there were no subsequent or contemporaneous public offerings of the units; (5) the units were not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the units took place directly between the offerees and the Company.

No commissions were paid in connection with this offering.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time the unit purchase agreements were executed, and ensuring that the offerees are non-U.S. offerees with addresses in foreign countries.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2009, the Company’s board of directors passed resolutions to change our name from “Simple Tech, Inc.” to “Sonnen Corporation” and to decrease the number of our authorized common stock from one billion five hundred million (1,500,000,000) shares par value $0.0001 to two hundred and fifty million (250,000,000) shares par value $0.0001 without affecting the number of issued and outstanding shares. The proposed amendments were presented to the holders of a majority of the issued and outstanding shares entitled to vote in accordance with Title 7, Article 78, Section 390 and Title 7, Article 92a, Section 120 of the Nevada Revised Statutes and Article III, Section 10 of the Company’s bylaws. On September 30, 2009, the proposed amendments were approved by the written consent of the holders of a majority of the issued and outstanding shares of the Company’s common stock entitled to vote as of the record date.

The amendments to our articles of incorporation were effective as of November 3, 2009, and our symbol on the Over the Counter Bulletin Board changed to “SONP” effective November 17, 2009.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnen Corporation                                   Date

/s/ Robert Miller                              November 23, 2009

Robert Miller

Chief Executive Officer and Director

/s/ Costas Takkas                              November 23, 2009
Costas Takkas
Chief Financial Officer, Principal Accounting Officer and Director

EXHIBITS

Exhibit     Description

3.1(i)*      Articles of Incorporation, incorporated by reference to the Company’s Form SB-2 filed with the Commission on August 6, 2007.

3.1(ii)*     Amendment to the Articles of Incorporation, incorporated by reference to the Company’s Definitive 14C filed with the Commission on October 14, 2009.

3.2*      Bylaws, incorporated by reference to the Company’s Form SB-2 filed with the Commission on August 6, 2007.

10(i)*      Licensing Agreement between the Company, the Company’s wholly owned subsidiary, and P.T. Group, Ltd., dated July 27, 2009 incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10(ii)*      Consulting Agreement between the Company and Costas Takkas, dated July 27, 2009 incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10(iii)*      Indemnification Agreement between P.T. Group, Ltd. and the Company dated July 27, 2009 incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10(iv)*      Employment Agreement between the Company and Paul Leonard dated July 27, 2009 incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10(v)*      Warranty Agreement between P.T. Group, Ltd, the Company and Paul Leonard dated July 27, 2009 incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10(vi)     Employment Agreement between the Company and David Greenbaum dated August 1, 2009.

10(vii)     Consulting Agreement between the Company and Carol Laws dated August 1, 2009.

10(viii)     Employment Agreement between the Company and Robert H. Miller dated August 5, 2009.

10(ix)     Employment Agreement between the Company and Vladimir Kopylov dated August 1, 2009.

10(x)     Consulting Agreement between the Company and Backend Technologies, LLC dated August 5, 2009.

21      Subsidiaries of the Company.

31(i)      Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)      Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)      Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)      Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Incorporated by reference from previous filings of the Company.