Form 10-Q
period 2009-12-31
SONNEN Corp
filed 2010-02-22
CIK 1403739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at February 19, 2010, was 67,893,000.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009	4
Condensed Consolidated Statements of Operations (unaudited) for the three and six month periods ended December 31, 2009 and December 31, 2008 and the period from inception	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended December 31, 2009 and December 31, 2008 and the period from inception	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	22
ITEM 4T. Controls and Procedures	22

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	23
ITEM 1A. Risk Factors	23
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3. Defaults upon Senior Securities	28
ITEM 4. Submission of Matters to a Vote of Securities Holders	29
ITEM 5. Other Information	29
ITEM 6. Exhibits	29
Signatures	30
Index to Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

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

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 4,204	$ 9,000
Prepaid expenses	92,900	-

Total Current Assets	97,104	9,000

OTHER ASSETS
Office furniture and equipment, net	1,736	-
Intangible Asset - License Agreement	672,000	-
Total Other Assets	673,736	-

Total Assets	$ 770,840	$ 9,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 87,608	$ 9,482
Accounts payable - related party	32,000	-
Accrued payroll	33,793	-
Note payable (including accrued interest of $466)	5,466	-

Total Current Liabilities	158,867	9,482

COMMITMENTS AND CONTINGENCIES (Note 5 and 9)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-

Common stock, par value $0.0001, 250,000,000 shares authorized,
67,793,000 issued and outstanding - December 31, 2009,
63,808,000 issued and outstanding - June 30, 2009	6,779	6,381
Additional Paid-in capital	1,172,561	63,159
Additional Paid-in capital - warrants and options	819,624	-
Accumulated deficit during the development stage	(1,386,991)	(70,022)

Total Stockholders' Equity (Deficit)	611,973	(482)

Total Liabilities and Stockholders' Equity (Deficit)	$ 770,840	$ 9,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					amounts from
					development stage
					activities
	For the three months ended		For the six months ended		November 16, 2006
	December 31,		December 31,		(Inception) to
	2009	2008	2009	2008	December 31, 2009
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Organization costs	-	-	-	-	640
General and administrative	29,165	264	43,112	264	47,430
Professional fees	35,179	6,473	83,614	6,473	145,339
Consulting fees	76,400	-	160,327	-	160,327
Consulting fees - related party	203,500	-	203,500	-	203,500
Stock options expense	757,424	-	757,424	-	757,424
Transfer fees	498	1,012	3,894	1,012	7,075
Depreciation	117	-	117	-	117
Research and Development	13,606	-	64,980	-	64,980
Total expenses	1,115,890	7,749	1,316,969	7,749	1,386,833
Loss before interest and income taxes	(1,115,890)	(7,749)	(1,316,969)	(7,749)	(1,386,833)
Interest income/ (expense)	-	20	-	25	1,393
Loss on foreign currency exchange	-	-	-	-	(1,551)
Loss before provision for income taxes	(1,115,890)	(7,729)	(1,316,969)	(7,724)	(1,386,991)
Provision for income taxes	-	-	-	-	-

NET LOSS	$ (1,115,890)	$ (7,729)	$ (1,316,969)	$ (7,724)	$ (1,386,991)
NET LOSS PER SHARE – BASIC AND DILUTED	*	*	*	*
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING – BASIC AND DILUTED	67,793,000	63,808,000	67,793,000	63,808,000

* = Less than ($0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SONNEN CORPORATION & SUBSIDIARY
(Formerly known as Simple Tech, Inc.)
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			amounts from
			development stage
			activities
	For the six months ended		November 16, 2006
	December 31,		(Inception) to
	2009	2008	December 31, 2009
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$(1,316,969)	$ (7,724)	$ (1,386,991)
Adjustments to reconcile net loss to net
cash provided (used) by development stage activities:
Depreciation	117	-	117
Stock options	757,424	-	757,424
Changes in operating assets and liabilities:
Increase in prepaid expenses	(92,900)	-	(92,900)
Increase (decrease) in accounts payable	78,126	(2,000)	87,608
Increase in accounts payable - related party	32,000	-	32,000
Increase in accrued liabilities	33,793	-	33,793
Increase in accrued interest	466	-	466
Total adjustments	809,026	(2,000)	818,508
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(507,943)	(9,724)	(568,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,853)	-	(1,853)
NET CASH PROVIDED USED BY INVESTING ACTIVITIES	(1,853)	-	(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	5,000	-	5,000
Proceeds from sale of common stock, net of offering costs	500,000	-	569,540
NET CASH PROVIDED BY FINANCING ACTIVITIES	505,000	-	574,540

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,796)	(9,724)	4,204
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,000	20,398	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,204	$ 10,674	$ 4,204

Supplemental Disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

Non-cash Disclosures:
Stock issued for licensing agreement	$ 672,000	$ -	$ 672,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 1 – BUSINESS

Sonnen Corporation was incorporated in the state of Nevada on November 16, 2006, as “Simple Tech, Inc.” Sonnen Corporation and its wholly-owned subsidiary, Sonnen One, Inc., are referred to herein as the “Company”. By June 2009, the Company had been unable to realize its original business objective. In July 2009, the Company entered into a licensing agreement to research, develop and market products that rely upon a novel process for energy generation consisting of specific materials and proprietary material combinations.

On November 3, 2009, the Company amended its articles of incorporation to change its name from “Simple Tech, Inc.” to “Sonnen Corporation” and to decrease the number of its authorized common stock from one billion five hundred million (1,500,000,000) shares (par value $0.0001) to two hundred fifty million (250,000,000) shares (par value $0.0001) without affecting the number of issued and outstanding shares. The Company’s subsidiary changed its name from “Sonnen Corporation” to “Sonnen One, Inc.”

On November 9, 2009, the Company formed a Scientific Advisory Board to support the Company with its research, development, and commercialization efforts through advice, counsel, and direct participation utilizing the industry expertise and professional and academic backgrounds of its Scientific Advisory Board members.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2009, and the results of its operations and cash flows for the six months ended December 31, 2009, have been made. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2009, thereto contained in the Company’s Annual Report on Form 10-K.

Development Stage Enterprise

At December 31, 2009, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sonnen Corporation and Sonnen One, Inc., its wholly-owned subsidiary. All material intercompany accounts and transactions between the Company and its subsidiary for the periods presented have been eliminated in consolidation.

Subsequent Events

In accordance with Accounting Standards Codification (ASC) topic 855 Subsequent Events, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105. ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All of its content carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special-purpose entity SFAS No. 140 and removes the exception from applying Financial Accounting Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, and early adoption is prohibited. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Issued Accounting Pronouncements - continued

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

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures. Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss for the period from inception (November 16, 2006) to December 31, 2009, of $1,386,991 and negative cash flows from development stage activities of $568,483. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2009:

2009
Computer equipment and software	$1,853
Less: Accumulated depreciation	(117)
Total property and equipment, net	$1,736

In the period ended December 31, 2009, two laptop computers and a scanner were purchased; these are depreciated over three years on a straight line basis. Depreciation expense for the period ended December 31, 2009, was $117.

NOTE 5 – LICENSING AGREEMENT

The Company and its subsidiary, Sonnen One, Inc., entered into a licensing agreement (the “Agreement”) with PT Group, Limited (“PT Group”) on July 27, 2009, that grants the Company (licensee) an exclusive, non-transferable license to use PT Group’s (licensor) intellectual property of a certain technology and licensed products to be used in achieving the Company’s business objectives. The terms of the agreement will continue until the expiry of protections afforded for the intellectual property, provided that the Company is not in breach or default of any of the terms or conditions contained in this Agreement. During the term of the licensing agreement, the PT Group retains sole and beneficial propriety of the intellectual property including any improvements made to any licensed products or future products, regardless of the source.

The Agreement allows the Company, as licensee the right to offer limited licenses to third parties in which such third parties are in a position to commercialize the technology. Accordingly, the Company shall pay PT Group 25% of all royalties and fees received from such third parties or exercise its option to take its portion of the sublicense consideration if offered in tenders other than cash.

The Agreement may be terminated by either party should there be a breach or default that is not rectified or remedied within ninety days from the date of notice or by the Company, at its option, by ceasing use of the license and/or licensed products, giving sixty days prior written notice and tendering payment of all accrued royalties and other payments due.

As set forth in the Agreement, the Company is required to fund a minimum of $10 million for pre-approved, qualifying research, development and commercialization expenses, including, but not limited to, providing assistance in procuring patent protection. The funding is to occur over a three year period and requires funding of $1 million during the first, $3 million during the second and $6 million during the third anniversary years of the Agreement.

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 5 – LICENSING AGREEMENT - continued

In exchange for use of the license, the PT Group was issued common shares equal to 5% of the issued and outstanding common shares, (3,360,000 shares) of the Company at a value of $0.20 per share on the execution date, which is estimated to be $672,000. Additionally, upon the Company cumulatively raising $50 million in equity financing, the Company has guaranteed that PT Group will own no less than 2.5% of the issued and outstanding shares of its common shares. The licensee shall also pay the licensor a royalty of 1% of all gross sales of licensed products sold by the licensee.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company uses the Black-Scholes model to value its outstanding nonemployee warrants based on certain assumptions such as the risk-free interest rate, the weighted average expected term, the weighted average expected stock volatility and the last trade price. On the grant date, September 30, 2009, these warrants were valued at $143,500. At December 31, 2009, the company re-evaluated its assumptions and determined that the weighted average expected volatility should be decreased from 70% to 50% and that the valuation should be adjusted for a $0.26 decrease in the trade price per share. The change in assumptions resulted in a decrease in the value of the warrants from $143,500 at September 30, 2009 to $62,200 at December 31, 2009.

NOTE 7 – STOCK BASED-COMPENSATION

Employee Stock Option Plan

On August 31, 2009, the Company adopted the Company’s 2009, Stock Option Plan (the “Plan”) in an effort to promote the interests of the Company by providing eligible persons and companies with the opportunity to acquire or increase a proprietary interest in the Company through the grant of up to five million (5,000,000) non-statutory stock options (the “Options”) as an incentive for the eligible persons to continue their employment or service. On August 31, 2009, the Company authorized the grant of an aggregate of one million eight hundred thousand (1,800,000) options with an exercise price of one dollar ($1.00) pursuant to the Plan. All Options vest over a three - year period through August 31, 2013, in equal increments of one-third of potentially exercisable Options each year or in full if involuntarily terminated.

The value of employee and non-employee stock warrants granted during the period ended December 31, 2009, was estimated using the Black-Scholes model with the following assumptions:

2009
Expected volatility (based on historical volatility)	679.77%
Weighted average volatility	679.77%
Expected dividends	0.00
Expected term in years	5
Risk-free rate	0.95%

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 7 – STOCK BASED-COMPENSATION - continued

Employee Stock Option Plan - continued

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of no dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the period ended December 31, 2009 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at July 1, 2009	-	$-	-
Granted	1,800,000	1.00	1,818 ,000
Exercised	-	1.00	-
Forfeited or Expired	-	1.00	-
Balance at December 31, 2009	1,800,000	$1.00	1,818,000

Exercisable at December 31, 2009	600,000	$1.00	605,939
Weighted average fair value of options granted during the year		$1.01

The following table summarizes information about employee stock options under the 2009 Plan outstanding at December 31, 2009:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at December 31, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00	1,800,000	10.00 Years	$1.00	$1,818,000	600,000	$1.00	$605,939

	1,800,000	10.00 Years	$1.00	$1,818,000	600,000	$1.00	$605,939

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 7 – STOCK BASED-COMPENSATION - continued

Employee Stock Option Plan - continued

On August 31, 2009, the Board of Directors granted to consultants and employees 1,800,000 stock options with an exercise price of $1.00 per share. The options will expire ten years from the grant date, and have an immediate vesting of 33.33%, with the remaining 66.67% vest at 33.33% on each grant date anniversary over the next two years.

The total value of employee and non-employee stock options granted during the period ended December 31, 2009 was $1,818,000.

During six months ended December 31, 2009, the Company recorded $757,424 in stock-based compensation expense relating to stock option grants.

At December 31, 2009, there was $1,060,576 of total unrecognized compensation cost related to stock options granted under the plan. That cost is expected to be recognized pro rata through August 31, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

At October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010.

The Company has a consulting agreement with a shareholder, director and officer of the Company, which calls for an annual base fee of $96,000 and extends through June 30, 2010. As of December 31, 2009, this shareholder has a balance due of $32,000, which is reflected in accounts payable – related party.

On December 1, 2009, the Company entered into a consulting agreement for business services that calls for monthly compensation of $2,000 and extends through December 31, 2010. The agreement may be terminated by the Company immediately with cause or thirty days written notice by either party.

During the quarter ended September 30, 2009, the Company held a bank account in a foreign bank, which created difficulties in paying its obligations. Until the Company was able to open its own bank account, it used the bank account of a company related by virtue of common ownership through which it channeled its cash receipts and disbursements. At December 31, 2009, all of the amounts due from this related party that amounted to $259,296 were repaid and no balance remains.

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In connection with the licensing agreement with, PT Group, they have identified the possibility that a third party may make a claim for a beneficial interest in the technology. As a result, the Company entered into an indemnification agreement with PT Group in which the parties agree that if the third party makes a successful claim for a beneficial interest in the technology, it shall receive a royalty interest in the technology and/or products derived from the technology equal to PT Group’s royalty will be reduced by certain percentage based on the royalty compensation allotted to the third party. (see Note 4).

The Company has a consulting agreement with a shareholder, director and officer of the Company, that provides for an annual base fee of $96,000 and extends through June 30, 2010. The agreement may be terminated by the Company immediately with cause or thirty days written notice by either party.

The Company has an employment agreement with an executive employee that provides for an annual base fee of $96,000 and extends through June 30, 2010. The agreement may be terminated by the Company immediately with cause or thirty days written notice by either party.

At August 1, 2009, the Company entered into a consulting agreement that provides for monthly compensation of $5,000 and extends through July 31, 2010. The agreement may be terminated by the Company immediately with cause or thirty days written notice by either party. On October 1, 2009, we entered into a new agreement with the same consultant, the monthly compensation is the same, in addition, the consultant shall be entitled to 100,000 incentive stock options upon singing, and extends through October 1, 2010.

At September 1, 2009, the Company entered into a consulting agreement for translation and business development services that provided for monthly compensation of $2,000 and extended through August 31, 2010. On November 1, 2009, the agreement was superseded with a change in the term of the agreement setting it to expire upon signing an employment agreement dated January 1, 2010. The agreement may be terminated by the Company immediately for cause or thirty days written notice by either party.

On October 1, 2009, the Company entered into a consulting agreement for business services that provides for monthly compensation of $6,000 and extends through December 31, 2010. The agreement may be terminated by the Company immediately with cause or thirty days written notice by either party.

SONNEN CORPORATIONAND SUBSIDIARY
(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended December 31, 2009 and 2008

NOTE 10– SUBSEQUENT EVENTS

Employment Agreements

On January 1, 2010, the Company entered into various employment agreements with the Company’s President and Chief Executive Officer, Head of Research, and Executive Assistant. All agreements are for one year. Total salaries for all employees subject to employment agreements amounts to $186,000 annually. Each agreement may be terminated by the Company immediately with cause or thirty days written notice by either party. The agreement for the Head of Research includes an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share that vests equally over three years.

Shareholder Advances

On January 5, 2010, the Company received a $100,000 advance from an unrelated party. The loan is due on demand and bears no interest. However, the Company will impute and accrue for interest at a rate of 8% per annum and record the amounts in the future quarter.

Consulting Agreement

On January 18, 2009, the Company entered into a consulting agreement for investment and financial services that provides for the consultant to be issued 100,000 shares of common stock valued at $75,000 as a signing fee. Additional payments will be negotiated as needed, and the agreement extends through May 18, 2010.

On January 18, 2009, the Company entered into a consulting agreement for market analysis and research services that provides for the consultant to be paid $9,000 in two payments of $4,500 on January 15 and February 15, 2010, for a minimum of three days of service. Additional days will be agreed upon as needed and will be charged at $3,000 per day.

Breach of Contract Claim

PT Group notified the Company on February 6, 2010, of a purported breach of contract items including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The license agreement allows for a 90 day period in which to cure purported breaches. The Company has reason to believe that PT Group may not be the rightful owner of the intellectual property licensed under the above noted license agreement (Note 4). The Company is currently considering several courses of action to address legal ownership of the intellectual property, whether purported breaches to the license agreement might be cured and what remedies might be available in the event PT Group’s ownership of the intellectual property cannot be established.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. Information presented herein is based on the six-month period ended December 31, 2009. Our fiscal year-end is June 30.

Discussion and Analysis

During the six months ended December 31, 2009, the Company was involved in (i) the development of certain technology licensed to our wholly-owned subsidiary by P.T. Group, Ltd. (“P.T. Group”) at 4D Labs, an applications and science-driven research center within Simon Fraser University, located in British Columbia, Canada, which offers us the use of multiple facilities with state-of-the-art equipment for academic, industrial and government researchers, (ii) financing activities to support our development efforts, and (iii) satisfying continuous public disclosure requirements.

Our licensing agreement with P.T. Group grants us the right to acquire an exclusive, non-transferable, license (with a limited right of sublicense), for the United States, Canada and Mexico, to make, have made, use, lease, sell and import products that utilize a heterogeneous catalytic process that consists of specific materials and proprietary material combinations in exchange for 3,360,000 shares of our common stock, and certain financial obligations, including a requirement to fund a minimum of $10,000,000 for research, development and commercialization of the license over a three-year period.

Subsequent to the period ended December 31, 2009, we have reason to believe that P.T. Group may not be the rightful owner of the intellectual property under license. Further, P.T. Group notified us as of February 6, 2010 of purported breach of contract items including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The license agreement allows for a 90 day period in which to cure purported breaches. We are currently considering several courses of action to address legal ownership of the intellectual property, whether purported breaches to the license agreement might be cured and what remedies might be available to us in the event P.T. Group’s ownership of the intellectual property cannot be established.

Business Strategy

The Company's plan requires research and development activities as a precursor to product development. Naturally new science or at least direction is established by this process and we have adapted to take advantage of sound direction. Our strategy includes identifying experts in such fields of research and either employing them as advisors or sponsoring their research.

Research and Development

The Company's research into improved catalysts for utilization in a fuel cell technology has lead to developments in related fields of catalysis such as emission abatement and ceramic technologies. We have therefore broadened our scope and have retained well known experts in these fields. We are now focused on both acquisitions and research based on the guidance of our advisors. We also intend to continue our catalysis work related to their use in fuel cells. Over the next 12 months we intend to complete a development plan as well as a number of other research projects currently being finalized. Following the completion of our research and development efforts we expect to begin manufacturing.

Management understands that new technologies must meet several critical milestones in advance of commercialization. Milestones include cost effectiveness, energy efficiencies, convenience of use and practicability. We believe that the products that we intend to develop will be able to effectively compete with today’s accepted technologies by optimizing low-cost manufacturing processes, ensuring enhanced energy efficiencies, and providing a reliable product with the flexibility to rely on alternative fuel sources. Our anticipated time frame for meeting these objectives and initiating the commercialization of such products is three years.

Marketing

Once a commercially viable product or products are ready to be manufactured, we intend to implement a public awareness campaign to educate consumers, industry leaders and government representatives alike as to the benefits of our licensed technology for a variety of applications. We expect to conduct this campaign with the benefit of press releases, contributions to scientific publications, meetings with environmental groups and general advertising within mass media markets. We anticipate a response that will include extensive media coverage, scientific community scrutiny, and support from the environmental lobby.

Manufacturing

When we have identified a viable product or products to manufacture, we intend to manufacture such products at a pilot plant that will be constructed for the purpose of meeting initial orders for our fuel cells and proving our manufacturing processes. When proven we expect to enter into a series of joint ventures to expand the reach of our manufacturing facilities with experienced partners and to sublicense specific applications of the licensed technology in targeted industries. We expect that our facilities and those of our joint venture partners and sublicenses will in the future manufacture end user products.

Financing

The Company intends to raise funds to meet its operational requirements through a combination of (i) private placements of equity to accredited investors, (ii) issuance of debt instruments to accredited investors, (iii) by government grant, and/or (iv) through sub-license agreements.

Revenues

The Company does not expect to realize revenues from the development, manufacture and marketing of proprietary products over the next 12 months. However, the Company does expect to realize revenue over the longer term from the direct sale of products derived from proprietary and/or licensed technology, from income generated from joint venture relationships and from royalties imposed on sub-licenses.

Results of Operations

Net Income Losses

For the period from inception (November 16, 2006) until December 31, 2009, the Company incurred net losses of $1,386,991. Net losses for the three months ended December 31, 2009, were $1,115,890 as compared to net losses of $7,729 for the three months ended December 31, 2008. Net losses for the six months ended December 31, 2009, were $1,316,969 as compared to net losses of $7,724 for the six months ended December 31, 2008. The increase in net losses over the comparative periods can be attributed to the realization of expenses relating to the development of the technology acquired under our license agreement with PT Group. We have not generated any revenues since inception.

We will likely continue to incur losses through the end of the fiscal year 2010. Due to the nature of the Company’s research and development activities, we cannot determine whether we will ever generate revenues from operations.

Development Stage Activities

Expenses related to development stage activities for the three months ended December 31, 2009, were $1,115,890 as compared to $7,749 for the three months ended December 31, 2008. Expenses related to development stage activities for the six months ended December 31, 2009, were $1,316,969 as compared to $7,749 for the six months ended December 31, 2008. Expenses are primarily due to consulting, professional and research and development fees. Other expenses include financing costs, accounting costs, employment costs, and costs associated with the preparation of disclosure documentation. We expect expenses to increase in future periods with our heavy focus on research and development related to our business plan.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from net operating loss carry forwards that will offset any future operating profit, provided there is no substantial ownership change.

Impact of Inflation

The Company believes that inflation has not had a material affect on operations for the period from inception (November 16, 2006) to December 31, 2009.

Capital Expenditures

The Company has incurred $1,853 in capital expenditures for the period from inception (November 16, 2006) through December 31, 2009.

Liquidity and Capital Resources

The Company has been in the development stage since inception.

At December 31, 2009, the Company had a working capital deficit of $61,763. Our total assets were $770,840, our total liabilities were $158,867 and stockholders equity in the Company was $611,973.

For the period from inception (November 16, 2006) through December 31, 2009, the Company’s cash flows used in development stage activities was $568,483. Net cash flows used in operating activities for the six months ended December 31, 2009, were $507,943 compared to $9,724 for the six months ended December 31, 2008. The increase in cash flows used in operating activities during the current period was primarily due to an increase in payroll, consulting and professional expenses and an increase in prepaid expenses.

For the period from inception (November 16, 2006) through December 31, 2009, our net cash flows provided by financing activities was $574,540. Net cash flows provided by financing activities for the six months ended December 31, 2009, were $574,540 compared to none for the six months ended December 31, 2008. The cash flows provided by financing activities during the current period are primarily due to proceeds from the issuance of common stock.

For the period from inception (November 16, 2006) through December 31, 2009, our net cash flows used in investing activities was $1,853, all of which were used in the six months ended December 31, 2009.

Our current assets are insufficient to proceed with our plan of operation over the next twelve months. We will have to obtain at least $1,000,000 in debt or equity financing in order to fund our continued development stage activities and begin operations. We are further committed to raise an additional $9,000,000 over the next thirty six months to satisfy the terms of our licensing agreement with PT Group. We have no current commitments or arrangements with respect to, or immediate sources for this funding. Furthermore, no assurances can be given that such funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements, though none have made any commitment for future investment and the Company has no such agreement formal or otherwise. Our inability to obtain funding would have a material adverse affect on the Company’s ability to continue research and development activities and would affect our plan of operation.

Cash dividends are not expected to be paid in the foreseeable future.

We had no lines of credit or other bank financing arrangements as of December 31, 2009.

Commitments for future capital expenditures were not material as of December 31, 2009, except in connection with those financial commitments tied to the licensing agreement with PT Group. We have no current plans for the purchase or sale of any property or equipment at December 31, 2009, though plans are in place to purchase certain equipment in connection with our research and development plan.

We have no plans to make any changes in the number of employees, except as may be required in connection with the expansion of our research and development activities.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of development stage activities, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of cumulative net losses since inception (November 16, 2006) through June 30, 2009, of $70,022. Our ability to continue as a going concern is subject to our ability to realize a profit and /or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of our research and development efforts; and (iii) obtaining loans and grants from financial or governmental institutions. Management believes that it will be able to obtain funding to allow us to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward-looking statements. A safe-harbor provision may not be applicable to the forward-looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	uncertainties related to the research and development of the licensed technology;

•	our ability to generate revenues through sales to fund future operations;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	the volatility of the stock market; and

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105. ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is in effect. All of its content carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special-purpose entity SFAS No. 140 and removes the exception from applying Financial Accounting Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, and early adoption is prohibited. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures. Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 1A.     RISK FACTORS.

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

Since November 16, 2006, our expenses have resulted in continuing losses and an accumulated deficit of $1,326,991 at December 31, 2009. We will increase operating losses as we build our business through research and development activities. Our only expectation of future profitability is dependent upon whether we produce revenue from sales and sublicensing agreements related to technology that we develop for commercial applications. Should we be unable to produce revenue from licensing technology the Company will continue to incur losses.

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

Our current operating funds are insufficient for the development of the licensed technology or to sustain our research and development activities. Pursuant to the terms and conditions of our licensing agreement with P.T. Group we are obligated to raise funds for research and development of no less than $1,000,000 before July 27, 2010, an additional $3,000,000 by July 27, 2011, and an additional $6,000,000 by July 27, 2012. Therefore, in order to maintain our licensing agreement and sustain research and development operations we will need to obtain additional financing. However, we have no commitment from any source of financing to provide us with this capital. Should we be unable to secure the requisite financing our business will fail.

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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnen Corporation
February 22, 2010 Date	/s/ Robert Miller Robert Miller Chief Executive Officer and Director
February 22, 2010 Date	/s/ Costas Takkas Costas Takkas Chief Financial Officer, Principal Accounting Officer and Director

30

EXHIBITS

Exhibit     Description

3.1(i)1      Articles of Incorporation, incorporated by reference to the Company’s Form SB-2 filed with the Commission on August 6, 2007.

3.1(ii) 1     Amendment to the Articles of Incorporation, incorporated by reference to the Company’s Definitive 14C filed with the Commission on October 14, 2009.

3.21      Bylaws, incorporated by reference to the Company’s Form SB-2 filed with the Commission on August 6, 2007.

10(i) 2      Licensing Agreement between the Company, the Company’s wholly owned subsidiary, and P.T. Group, Ltd., dated July 27, 2009.

10(ii) 2      Consulting Agreement between the Company and Costas Takkas, dated July 27, 2009.

10(iii) 2      Employment Agreement between the Company and Paul Leonard dated July 27, 2009.

10(iv) 2      Warranty Agreement between P.T. Group, Ltd, the Company and Paul Leonard dated July 27, 2009.

10(v) 3     Employment Agreement between the Company and David Greenbaum dated August 1, 2009.

10(vi) 3     Consulting Agreement between the Company and Carol Laws dated August 1, 2009.

10(vii) 3     Employment Agreement between the Company and Robert H. Miller dated August 5, 2009.

10(viii) 3     Employment Agreement between the Company and Vladimir Kopylov dated August 1, 2009.

10(ix) 3     Consulting Agreement between the Company and Backend Technologies, LLC dated August 5, 2009.

213     Subsidiaries of the Company.

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

1     Incorporated by reference from previous filings of the Company.

2      Incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009

3      Incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.