Form 10-Q
period 2010-03-31
SONNEN Corp
filed 2010-05-20
CIK 1403739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at May 19, 2010, was 67,893,000.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009, and cumulative amounts from development stage activities (November 16, 2006 through March 31, 2010)	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009, and cumulative amounts from development stage acitivites (November 16, 2006 through March 31, 2010)	6
Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	22
ITEM 4T. Controls and Procedures	22

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	23
ITEM 1A. Risk Factors	23
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3. Defaults upon Senior Securities	27
ITEM 4. (Removed and Reserved)	27
ITEM 5. Other Information	27
ITEM 6. Exhibits	27
Signatures	28
Index to Exhibits	29

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

As used herein, the terms “Company,” “we,” “our,” and “us,” refer to Sonnen Corporation, a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SONNEN CORPORATION AND SUBSIDIARY (Formerly Known As Simple Tech, Inc. and Subsidiary) (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 14,013	$ 9,000
Accounts receivable - related party	10,000	-
Prepaid expenses	15,029	-

Total Current Assets	39,043	9,000

OTHER ASSETS
Office furniture and equipment, net (Note 4)	1,581	-

Total Other Assets	1,581	-

Total Assets	$ 40,624	$ 9,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 89,060	$ 9,482
Accounts payable - related parties	8,791	-
Accrued payroll	365	-
Accrued liabilities	9,500	-
Accrued liabilities - related parties	52,839	-
Notes payable (including accrued interest of $3,408)	207,068	-

Total Current Liabilities	367,623	9,482

COMMITMENTS AND CONTINGENCIES (Notes 7,8,10)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 250,000,000 shares authorized,
67,893,000 issued and outstanding - March 31, 2010,
63,808,000 issued and outstanding - June 30, 2009	6,789	6,381
Paid-in capital	1,247,551	63,159
Paid-in capital - warrants & options	480,800	-
Accumulated deficit during the development stage	(2,062,139)	(70,022)

Total Stockholders' Equity (Deficit)	(326,999)	(482)

Total Liabilities and Stockholders' Equity (Deficit)	$ 40,624	$ 9,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SONNEN CORPORATION AND SUBSIDIARY (Formerly Known As Simple Tech, Inc. and Subsidiary) (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
					Cumulative
					amounts from
					development stage
					activities
	For the three months ended		For the nine months ended		(November 16,
	March 31,		March 31,		2006 through
	2010	2009	2010	2009	March 31, 2010)

REVENUES	$ -	$ -	$ -	$ -	$ -

GENERAL & ADMINISTRATIVE EXPENSES
Organization costs	-	-	-	-	640
Other general and administrative	12,535	50	55,647	314	59,965
Professional fees	9,118	1,469	132,732	7,942	194,457
Consulting fees	118,366	-	278,693	-	278,693
Consulting and professional fees - related parties	84,000	-	247,500	-	247,500
Compensation, related taxes and benefits	257,842	-	470,322	-	470,322
Transfer fees	674	-	4,568	1,012	7,749
Depreciation	154	-	271	-	271
Research and development	111,930	-	176,910	-	176,910
Total general & administrative expenses	594,618	1,519	1,366,642	9,268	1,436,506

Loss before other income (expense)	(594,618)	(1,519)	(1,366,642)	(9,268)	(1,436,506)

Interest income (expense)	-	-	(3,474)	25	(2,081)
Loss on foreign currency exchange	-	-	-	-	(1,551)
Impairment loss on asset	(672,000)	-	(672,000)	-	(672,000)
Other income	50,000	-	50,000	-	50,000
Loss before provision for income taxes	(1,216,618)	(1,519)	(1,992,116)	(9,243)	(2,062,139)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (1,216,618)	$ (1,519)	$ (1,992,116)	$ (9,243)	$ (2,062,139)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.02)	*	$ (0.03)	*

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	67,874,111	62,486,400	66,917,927	62,486,400

* = Less than ($0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SONNEN CORPORATION AND SUBSIDIARY (Formerly Known As Simple Tech, Inc. and Subsidiary) (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Cumulative amounts from
			development stage
			activities
	For the nine months ended		(November 16,
	March 31,		2006 through
	2010	2009	March 31, 2010)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net loss from development stage activities	$ (1,992,116)	$ (9,243)	$ (2,062,139)

Adjustments to reconcile net loss to net cash
used by development stage activities:
Depreciation	271	-	271
Stock options vested	418,600	-	418,600
Stock issued for services	75,000	-	75,000
Impairment loss on asset	672,000	-	672,000
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	(50,000)	-	(50,000)
Increase in prepaid expenses	(5,029)	(155)	(5,029)
Increase (decrease) in accounts payable	90,657	(2,000)	100,139
Increase in accounts payable - related parties	8,791	-	8,791
Increase in accrued liabilities	9,865	-	9,865
Increase in accrued liabilities - related parties	52,839	-	52,839
Increase in accrued interest	3,408	-	3,408

Total adjustments	1,276,401	(2,155)	1,285,883

NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(715,715)	(11,398)	(776,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,853)	-	(1,853)

NET CASH USED BY INVESTING ACTIVITIES	(1,853)	-	(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	198,660	-	198,660
Proceeds from notes payable - related parties	30,000	-	30,000
Repayments from notes payable - related parties	(6,079)	-	(6,079)
Proceeds from sale of common stock, net of offering costs	500,000	-	569,540

NET CASH PROVIDED BY FINANCING ACTIVITIES	722,581	-	792,121

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,014	(11,398)	14,013

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,000	20,398	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 14,013	$ 9,000	$ 14,013

Continued

Supplemental Disclosures:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

Non-cash Disclosures:
Payments made by related party on behalf of the Company:
Increase in notes payable - related parties	$ 21,079	$ -	$ 21,079
Decrease in accounts payable - related parties	$ (11,079)	$ -	$ (11,079)
Increase in prepaid expenses	$ (10,000)	$ -	$ (10,000)
	$ -	$ -	$ -

To apply balance owed to a related party to accounts receivable:
Decrease in accounts receivable - related party	$ 40,000	$ -	$ 40,000
Repayments of note payable - related party	$ (40,000)	$ -	$ (40,000)
	$ -	$ -	$ -

Stock issued for licensing agreement rights	$ 672,000	$ -	$ 672,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 1 – BUSINESS

Sonnen Corporation was incorporated in the state of Nevada on November 16, 2006 as “Simple Tech, Inc.” to provide basic computer maintenance and troubleshooting assistance through an internet based website. Unable to realize its original business objectives, Simple Tech, Inc. switched its focus in July of 2009 by entering into a licensing agreement that provided for the research and development of products to market intended to rely on a novel process for energy generation consisting of specific materials and proprietary material combinations. On November 3, 2009 Simple Tech, Inc. changed its name to “Sonnen Corporation”. Sonnen Corporation and its wholly-owned subsidiary, Sonnen One, Inc., are referred to herein as the “Company”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2010, and the results of its operations and cash flows for the nine months ended March 31, 2010, have been made. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2009, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At March 31, 2010, the Company’s business operations remain in development and are dependent on funding. The Company is therefore considered a development stage enterprise.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sonnen Corporation and Sonnen One, Inc., its wholly-owned subsidiary. All material intercompany accounts and transactions between Sonnen Corporation and Sonnen One, Inc. for the periods presented have been eliminated in consolidation.

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Issued Accounting Pronouncements - continued

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative net loss for the period from inception (November 16, 2006) through March 31, 2010 of $2,062,139 and negative cash flows from development stage activities of $776,256. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2010:

Computer equipment and software	$1,853
Less: Accumulated depreciation	(271)
Total property and equipment, net	$1,581

In the period ended December 31, 2009, the Company purchased two laptop computers and a scanner for its offices that will be depreciated over three years on a straight-line basis. Depreciation expense for the three and nine months ended March 31, 2010 was $154 and $271, respectively.

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 5 – LICENSING AGREEMENT

The Company entered into a licensing agreement with PT Group, Limited (“PT Group”), an unrelated entity, on July 27, 2009, that granted the Company an exclusive, non-transferable license to use PT Group’s purported ownership of certain intellectual property connected to technology and prospective licensed products that was to be used as a basis for achieving the Company’s business objectives. The terms of the agreement were to continue until the expiry of protections afforded for the intellectual property, provided that the Company was not in breach or default of any of the provisions contained therein. During the term of the licensing agreement, PT Group was to retain sole and beneficial propriety over the intellectual property, including any improvements made to any future licensed or unlicensed products regardless of the source. In exchange for use of the license, PT Group was issued 3,360,000 shares of the Company’s common stock, equal to 5% of its issued and outstanding common shares valued at $0.20 a share or $672,000 as of the execution date of the Agreement. Further, the licensing required that on the Company raising $50 million in equity financing that PT Group would own no less than 2.5% of its issued and outstanding common shares.

Breach of Contract Claim

On February 6, 2010, PT Group notified the Company of purported breaches in the terms and conditions of the licensing agreement including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to the Company‘s patent attorneys. The Agreement provides for a ninety day period in which to cure purported breaches. Since receiving notification of breach the Company has learned that PT Group is not the rightful owner of the license and had no rights to grant the license to the Company. PT Group has not remedied its failure to license certain proprietary technology in accordance with the agreement, therefore the Company has filed a legal complaint to seek redress. (Note 10)

NOTE 6 – NOTES PAYABLE

On January 5, 2010, the Company received an advance on an interest bearing promissory note of $100,000 from an unrelated entity. The note is due and payable on January 11, 2011, and bears an interest rate of 8% per annum. Interest of $1,889 for the three months ended March 31, 2010 has been accrued.

On February 17, 2010, the Company received an advance on an interest bearing promissory note of $93,660 in cash and a payment made on behalf of the Company of $5,000 for a total of $98,660 from an unrelated entity. The note is due and payable on February 17, 2011, and bears an interest rate of 8% per annum. Interest of $921 for the three months ended March 31, 2010 has been accrued.

On March 1, 2010, the Company executed a new note for $5,000 to an unrelated third party. The new note is due and payable on March 1, 2011, and bears an interest rate of 8% per annum. Interest of $133 for the three months ended March 31, 2010 has been accrued.

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 7 – STOCKHOLDERS' EQUITY (DEFICIT)

The Company uses the Black-Scholes model to value its outstanding nonemployee warrants based on certain assumptions such as the risk-free interest rate, the weighted average expected term, the weighted average expected stock volatility and the last trade price. On the grant date, September 30, 2009, these warrants were valued at $143,500. At December 31, 2009, the Company re-evaluated its assumptions and determined that the weighted average expected volatility should be decreased from 70% to 50% and that the valuation should be adjusted for a $0.26 decrease in the trade price per share. The change in assumptions resulted in a decrease in the value of the warrants from $143,500 at September 30, 2009 to $62,200 at December 31, 2009, with no significant change in value at March 31, 2010.

NOTE 8 – STOCK – BASED COMPENSATION

On August 31, 2009, the Company adopted the Company’s 2009 Stock Option Plan (the “Plan”) in an effort to promote the interests of the Company by providing eligible persons and others with the opportunity to acquire or increase a proprietary interest in the Company through the grant of up to five million (5,000,000) non-statutory stock options as an incentive for the eligible persons to continue their employment or service. On August 31, 2009, the Company authorized the grant of an aggregate of one million eight hundred thousand (1,800,000) options with an exercise price of $1.00 per share pursuant to the Plan. The options granted vest over a three-year period through August 31, 2013, in equal increments of one-third each year or in full if involuntarily terminated.

On November 9, 2009, the Company authorized the grant of one hundred thousand (100,000) options with an exercise price of $1.25 per share pursuant to the Plan. The options vest over a two-year period through November 9, 2010, in equal increments of one-half each year or in full if involuntarily terminated.

On January 1, 2010, the Company authorized the grant of one hundred thousand (100,000) options with an exercise price of $1.25 per share pursuant to the Plan. The options vest over a two-year period beginning on January 1, 2010, in equal increments of one-third through January 1, 2012, or in full if involuntarily terminated.

The value of employee and non-employee stock options granted since the Plan’s inception in August 2009 is estimated in blocks using the Black-Scholes model at March 31, 2010, with the following assumptions:

	Aug. 31, 2009	Nov. 9, 2009	Jan. 1, 2010
Expected volatility (based on historical volatility)	679.77%	679.77%	679.77%
Expected dividends	$ 0.00	$ 0.00	$ 0.00
Expected term in years	5	5	5
Risk-free rate	0.95%	0.95%	0.95%

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 8 – STOCK – BASED COMPENSATION - continued

The expected volatility assumption is based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury Bond interest rates appropriate for the terms of the Company’s granted options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

A summary of the options granted to employees and others under the Plan and changes since inception of the Plan is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at July 1, 2009	-	$-	$-
Options Granted	2,000,000	1.02	2,044,000
Options Exercised	-	1.00	-
Options Forfeited or Expired	-	1.00	-
Balance at March 31, 2010	2,000,000	$1.02	$2,044,000
Exercisable at March 31, 2010	50,000	$1.26	$63,000
Weighted average fair value of options granted per share through March 31, 2010		$1.02

The following table summarizes information about stock options under the Plan that were outstanding at March 31, 2010:

Outstanding Options					Options Exercisable
Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Intrinsic Value	Number Exercisable at March 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00	1,800,000	10.00	$1.00	$1,818,000	-	$-	$-
$1.25	200,000	10.00	$1.13	$226,000	50,000	$1.26	$63,000

	2,000,000		$1.02	$2,044,000	50,000	$1.26	$63,000

The total value of stock options granted to employees and others during the nine months ended March 31, 2010 was $2,044,000.

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 8 – STOCK – BASED COMPENSATION - continued

During the three and nine months ended March 31, 2010, the Company recorded $206,120 and $418,600, respectively, in stock-based compensation which is included in compensation, related taxes, and expenses on the statements of operations.

At March 31, 2010 there was $1,625,400 of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized pro-rata according to the vesting schedules through January 1, 2012.

NOTE 9 – RELATED PARTY TRANSACTIONS

Finder’s Fee Agreement

During the quarter ended March 31, 2010, the Company received an advance from a related party of $30,000 and a $16,079 payment made on behalf of the Company, for a total of $46,079. During the quarter ended, March 31, 2010, the Company repaid $6,079, and offset the remaining $40,000 to a $50,000 receivable from the same party related to a finders’ fee earned by the Company. The net receivable of $10,000 is reflected on the balance sheet as accounts receivable – related party.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010. As of March 31, 2010, this related party had a balance due of $7,907, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that called for monthly compensation of $7,500 through December 31, 2009. As of March 31, 2010, this related party had a balance due of $6,742, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010. As of March 31, 2010, this related party had a balance due of $34,100, which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the Head of Research that called for monthly compensation of $6,000 through December 31, 2009. As of March 31, 2010, this related party had a balance due of $4,840, and is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

Employment Agreements

On January 1, 2010, the Company entered into various employment agreements with the Company’s President and Chief Executive Officer, Head of Research, Project Manager, and Executive Assistant. All agreements are for one year. Total salaries for all employees subject to the employment agreements total $282,000 annually. Each agreement may be terminated by the Company immediately with cause or thirty days written notice by either party. The agreement for the Head of Research includes an option to purchase one hundred thousand (100,000) shares of common stock at an exercise price of $1.25 per share that vests equally over three years. The details of each agreement are contained in the table below:

Position	Monthly Salary	Stock Options Granted

President/ CEO	$ 7,500	-

Head of Research	6,000	100,000

Project Manager	8,000	-

Executive Assistant	2,000	-
Total	$ 23,500	100,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On January 18, 2010, the Company entered into a five month consulting agreement for investment and financial services that calls for the consultant to be issued one hundred thousand (100,000) shares of common stock valued at $75,000 as a signing fee. Additional payments will be negotiated as needed, and the agreement extends through May 18, 2010.

Contingencies

On February 6, 2010, PT Group notified the Company of a purported breach of contract items including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The licensing agreement allows for a ninety day period in which to cure purported breaches. Since receiving notification of breach the Company has learned that PT Group is not the rightful owner of the license and had no rights to grant the license to the Company. (Note 5)

SONNEN CORPORATION AND SUBSIDIARY
(Formerly known as Simple Tech, Inc.and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended March 31, 2010 and 2009

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

On March 8, 2010, the Company filed a complaint in the Circuit Court of the 11th Judicial Court In and For Miami-Dade County, Florida against Paul R. Leonard and PT Group in connection with a breach of the licensing agreement dated July 27, 2009. The complaint seeks: (i) damages for fraud that stem from reliance on PT Group's claim of ownership over certain proprietary information, (ii) the return of Company shares issued to PT Group as compensation for the rights licensed, (iii) injunctive relief sought to prohibit Mr. Leonard’s use of confidential information to which he is not entitled, and (iv) reasonable attorney’s fees. The Company expects to succeed on the merits of its claims.

NOTE 11 – DETAILED INCOME AND EXPENSE BY SUBSIDIARY

The Company and its wholly owned subsidiary, Sonnen One, work jointly on the same projects, products, and research and development. The accounting policies of the individual companies are the same as those described in the summary of significant accounting policies. (Note 2) The breakdown of their individual expenses are below:

Nine months ended March 31, 2010	Sonnen Corporation	Sonnen One, Inc.	Total

Revenue	$-	$-	$-
General and administrative expenses
Consulting fees	278,693	-	278,693
Consulting fees - related parties	199,500	-	199,500
Professional fees	125,367	7,365	132,732
Research and development	64,445	163,184	227,629
General and administrative	56,000	2,213	58,213
Compensation, related taxes and benefits	469,876	-	469,876
Impairment loss on asset	-	672,000	672,000
Interest expense	3,474	-	3,474
Total Expenses	1,197,355	844,761	2,042,116

Other income	50,000	-	50,000
Net Loss	$(1,147,355)	$(844,761)	$(1,992,116)

Note 12 – Subsequent Events

The Company evaluated its March 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. Information presented herein is based on the three and nine-month periods ended March 31, 2010. Our fiscal year-end is June 30.

Discussion and Analysis

The Company’s plan of operation for the coming year is to continue its research and development into improving catalysts for the utilization in fuel-cells and related catalysis fields such as emission abatement and ceramic technologies. We have formed a Scientific Advisory Board to support us with our research, development, and commercialization efforts through advice, counsel, and direct participation, utilizing industry expertise based on professional and academic backgrounds.

Licensing Agreement

On July 27, 2009, we entered into a licensing agreement with PT Group, Limited (“PT Group”) to acquire a license for the development and marketing of proprietary technology related to improving catalysts for the utilization in fuel-cells utilizing a unique catalytic process in exchange for shares of the Company‘s common stock and meeting certain financial obligations. PT Group notified the Company on February 6, 2010, of purported breaches of the license agreement including a breach of confidentiality, insufficient funding for research and development activities, and failure to provide direct access to our patent attorneys. Since receiving notification of breach the Company has learned that PT Group is not the rightful owner of the license and had no rights to grant the license to the Company. Accordingly, on March 8, 2010, the Company filed a civil complaint against PT Group and Paul Leonard, one of its principles, in connection with a breach of the licensing agreement seeking damages for fraud, return of the Company shares, injunctive relief, and attorney’s fees.

Based on our contention, that PT Group is not the rightful owner of the proprietary technology purportedly licensed to us, we recorded an impairment of our investment in the licensing agreement in the current period.

Research and Development

Building off of our current catalysis activities and in conjunction with new technologies, we will continue our research and development activities at 4D Labs. 4D Labs is an applications and science-driven research center within Simon Fraser University, located in British Columbia, Canada, which offers us the use of multiple facilities with state-of-the-art equipment for academic, industrial and government researchers. Over the next twelve months we intend to finalize a number of research projects currently in progress at the research center.

Manufacturing

When we have identified a viable product or products, we intend to manufacture such products at a pilot plant that will be constructed for the purpose of meeting initial orders and proving manufacturing processes. When proven we expect to enter into a series of joint ventures to expand the scope of our manufacturing facilities with experienced partners and to sublicense specific applications of the technology in targeted industries. We expect that our facilities and those of our joint venture partners and sublicenses will in the future manufacture end user products.

Marketing

Once a commercially viable product or products are ready to be manufactured, we intend to implement a public awareness campaign to educate consumers, industry leaders and government representatives alike as to the benefits of our technology for a variety of applications. We expect to conduct this campaign with the benefit of press releases, contributions to scientific publications, meetings with interested groups and general advertising within mass media markets.

Results of Operations

During the nine months ended March 31, 2010, the Company was involved in (i) in the development of proprietary technology tied to a licensing agreement and related research, (ii) financing activities to support our research and development efforts, and (iii) satisfying continuous public disclosure requirements.

Net Losses

For the period from inception (November 16, 2006) through March 31, 2010, the Company incurred net losses of $2,062,139. Net losses for the three months ended March 31, 2010, were $1,216,618 as compared to net losses of $1,519 for the three months ended March 31, 2009. Net losses for the nine months ended March 31, 2010, were $1,992,116 as compared to net losses of $9,243 for the nine months ended March 31, 2009. The increase in net losses over the comparative three and nine month periods can be primarily attributed to research and development expenses, general and administrative costs and loss on the impairment of the license agreement.

We did not generate revenue during this period and expect to continue to incur losses through our fiscal year end. Due to the nature of the Company’s research and development activities, we cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010, were $594,618 as compared to $1,519 for the three months ended March 31, 2009. General and administrative expenses for the nine months ended March 31, 2010, were $1,336,642 as compared to $9,268 for the nine months ended March 31, 2009. The increase in general and administrative expenses over the comparative three and nine month periods is primarily due to compensation paid to consultants, professionals and employees in addition to those amounts paid for research and development activities. We expect compensation costs to decrease in future periods while research and development expenses are expected to increase going forward.

Other Income (Expense)

We realized an impairment of $672,000 on an asset in the current three and nine month periods ended March 31, 2010, related to the impairment of the licensing agreement with PT Group.

We recognized other income of $50,000 in the current three and nine month periods ended March 31, 2010 in connection with a finder’s fee receivable from a related party.

We recognized an interest expense of none and $3,474 in the current three and nine month periods ended March 31, 2010, respectively.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from net operating loss carry forwards that will offset any future operating profit. Currently, that benefit has been offset with a valuation allowance.

Impact of Inflation

Management believes that inflation has not had a material effect on its development stage activities for the period from inception (November 16, 2006) through March 31, 2010.

Capital Expenditures

The Company has incurred $1,853 in capital expenditures for the period from inception (November 16, 2006) through March 31, 2010.

Liquidity and Capital Resources

We have been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity (deficit).

At March 31, 2010, the Company had a working capital deficit of $326,999. Current assets of $39,043 consisted of cash, accounts receivable and prepaid expenses while total assets of $40,624 consisted of current assets, office furniture and equipment net of accumulated depreciation. The Company’s current and total liabilities of $367,623 consisted primarily of notes payable, accounts payable and accrued liabilities. Stockholders’ deficit in the Company at March 31, 2010, was $326,999.

For the period from inception (November 16, 2006) through March 31, 2010, the Company’s cash flows used in development stage activities were $776,256. Net cash flows used in operating activities for the nine months ended March 31, 2010, were $715,715 compared to $11,398 for the nine months ended March 31, 2009. The increase in cash flows used by development stage activities during the current nine month period was primarily due to net losses.

For the period from inception (November 16, 2006) through March 31, 2010, the Company’s net cash flows used in investing activities were $1,853, all of which was used during the nine month period for the purchase of property and equipment.

For the period from inception (November 16, 2006) through March 31, 2010, our net cash flows provided by financing activities were $792,121. Net cash flows provided by financing activities for the nine months ended March 31, 2010, were $722,581 compared to none for the nine months ended March 31, 2009. The increase in net cash flows provided by financing activities during the current nine month period are primarily attributed 5to proceeds from the issuance of common stock and notes payable.

Our current assets are insufficient to conduct planned research and development activities over the next twelve (12) months. We will first have to seek an additional $1,000,000 in debt and/or equity financing to fund these activities and meet current obligations. We have no commitments or arrangements with respect to funding though our shareholders are the most likely source of loans and/or equity placements. Our inability to obtain funding would have a material adverse affect on our business.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have no material commitments for future capital expenditures.

We have a stock-compensation to employees and others.

We have no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of development stage activities, liquidity, capital expenditures, or capital resources.

Going Concern

Our auditors’ report expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue generating activities, and an accumulated deficit of $70,022 as of June 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address the Company’s ability to continue as a going concern, include the completion of private equity and/or debt offerings, realizing revenues from the commercialization of developed or acquired technology, obtaining loans and grants from financial or governmental institutions and the conversion of outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, we would then have sufficient funds to execute our intended business plan or generate positive operating results.

Forward- Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward-looking statements. A safe-harbor provision may not be applicable to the forward-looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	uncertainties related to the research and development of technology;

•	our ability to generate revenues through sales to fund future operations;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	the volatility of the stock market; and

•	general economic conditions.

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

We have adopted Accounting Standards Codification, ASC 718, formerly SFAS No. 123R, Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable based on the Black-Scholes model. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

Please see Note 2 to the accompanying financial statements for recent accounting pronouncements that may affect us.

Critical Accounting Policies

In the notes to our audited consolidated financial statements for the years ended June 30, 2009 and 2008, included in the Company’s most recent annual report on Form 10-K, we discussed those accounting policies that are considered to be significant in determining the results of development stage activities and financial position. Management believes that our accounting principles conform to accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

On March 8, 2010, the Company filed a complaint in the Circuit Court of the 11th Judicial Court In and For Miami-Dade County, Florida against Paul R. Leonard and PT Group in connection with a breach of the licensing agreement dated July 27, 2009. The complaint seeks: (i) damages for fraud that stem from reliance on PT Group's claim of ownership over certain proprietary information, (ii) the return of Company shares issued to PT Group as compensation for the rights licensed, (iii) injunctive relief sought to prohibit Mr. Leonard’s use of confidential information to which he is not entitled, and (iv) reasonable attorney’s fees. The Company expects to succeed on the merits of its claims.

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

Risks Related to the Company’s Business

We have a history of significant losses from development stage activities and such losses may continue in the future.

Since November 16, 2006 (date of inception), our expenses have resulted in continuing losses and an accumulated deficit of $2,062,139 through March 31, 2010. We will increase operating losses as we build our business through research and development activities. Our only expectation of future profitability is dependent upon whether we produce revenue related to technology that we are in the process of developing for commercial applications. Should we be unable to produce revenue the Company will continue to incur losses.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report on our audited financial statements as of and for the period ended June 30, 2009, included in our Form 10-K filed with the Commission indicates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. If we are not able to continue as a going concern, it is likely that our stockholders will lose their investments.

We will continue to incur losses into the foreseeable future.

Prior to completion of our research and development program, we anticipate that we will incur increased development stage activities without realizing any revenues. Therefore, we expect to continue to incur losses into the foreseeable future. We recognize that if we are ultimately unable to generate revenues from the development or acquisition of technology, we may not be able to continue operations.

Our business development strategy is prone to significant risks.

Our Company’s business development strategy is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated development of our technology. Historically, we have not generated cash flow and have to had to rely on debt and/or equity financing to remain in business. Therefore, we cannot offer that future expectations that any technology we develop or acquire will be commercially viable or that it will be sufficient to generate the revenue required for our operations. Should we be unable to generate cash flow, the Company may be forced to sell assets or seek additional debt and/or equity financing as alternatives to the cessation of our activities. The success of such measures can in no way be assured.

Risks Related to the Technology

Environmental laws and other governmental legislation may affect our business.

Should the technology that we develop or acquire or products based on such technology not comply with applicable environmental laws or if the Company is exposed to environmental liability claims, our business and financial results could be seriously harmed. Any imposition of liability could have a material adverse effect on our business, results of operations and financial condition. Furthermore, changes in legislation and government policy could also negatively impact us.

There are significant commercialization risks related to technological businesses.

Any technology-based industry in which we will operate will likely be characterized by the continual search for technological advances that deliver improved reliability and reduced cost. Our growth and future financial performance will depend on our ability to develop and introduce products that keep pace with technological developments and evolving industry requirements. Should we be unable to keep pace with outside technological, developments such failure will have a material adverse effect on our business.

The research and development required to commercialize our future products requires significant investment and innovation to keep pace with technological developments. Should we fail to anticipate or respond adequately to technological developments, or if we experiences significant delays in product development, our products may become obsolete. Should our products not keep pace with technological developments or fail to gain widespread market acceptance there is a significant likelihood that we may not be able to sustain our business.

We will face competition.

We will face competitors which may have greater research and development, management, financial, technical, manufacturing, marketing, sales, and other resources than will be available to us. There can be no assurance that we will be able to compete successfully against future competitors.

We may face liability claims on our future products.

Although we intend to implement exhaustive testing programs to identify potential material defects in the technology that we develop or acquire, any undetected defects could harm our reputation, diminish our customer base, shrink revenues and expose us to product liability claims.

We will rely upon patents and other intellectual property.

We will rely on a combination of patent applications, trade secrets, trademarks, copyrights and licenses, together with non-disclosure and confidentiality agreements, to establish and protect our proprietary rights in our technologies. Should we be unable to adequately protect intellectual property rights or become subject to a claim of infringement, our business may be materially adversely affected.

We will rely upon co-development partners.

We expect to derive a large portion of our future revenues from entering into co-development partnership agreements for whichever technology we pursue. Should we be unable to negotiate co-development partnership agreements on favorable terms or at all, such failure will negatively impact our results of activities.

We will rely upon manufacturing joint venture agreements.

Our plan of operation contemplates entering into manufacturing joint venture agreements with one or more external parties to manufacture products that rely on the technology that we pursue. Should we be unable to secure manufacturing joint venture agreements on favorable terms or at all, such failure will negatively impact our ability to manufacture our anticipated products.

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

Risks Related to the Company’s Stock

Capital funding requirements may result in dilution to existing stockholders.

We intend to raise capital through equity offerings, debt placements and/or joint ventures. Should we secure a commitment to provide us with capital such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. New issuances of our common stock will result in a dilution of our existing stockholders’ interests.

The market for our stock is limited and our future stock price may be volatile.

The market for our common stock on the Over the Counter Bulletin Board is limited to sporadic trading which may result in future volatility in the market price of our stock. Due to these factors our stockholders may face extraordinary difficulties in selling the Company‘s shares in an orderly and timely manner.

We do not pay cash dividends.

The Company does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial conditions, our capital requirements, and general business conditions. Therefore, stockholders should not expect any type of cash flow from their investment.

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

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 29 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnen Corporation Registrant
May 19, 2010 Date	/s/ Robert Miller Robert Miller Chief Executive Officer and Director
May 19, 2010 Date	/s/ Costas Takkas Costas Takkas Chief Financial Officer, Principal Accounting Officer and Director

EXHIBITS

Exhibit     Description

3.1(i)*      Articles of Incorporation. Incorporated by reference to the Company’s Form SB-2 filed with the Commission on August 6, 2007.

3.1(ii)*      Amendment to the Articles of Incorporation. Incorporated by reference to the Company’s Definitive 14C filed with the Commission on October 14, 2009.

3.2*     Bylaws, Incorporated by reference to the Company’s Form SB-2 filed with the Commission on August 6, 2007.

10(i)*      Licensing Agreement between the Company, the Company’s wholly owned subsidiary, and P.T. Group, Ltd., dated July 27, 2009. Incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009

10(ii)*      Consulting Agreement between the Company and Costas Takkas, dated July 27, 2009. Incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009

10(iii)*      Employment Agreement between the Company and Paul Leonard dated July 27, 2009. Incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009

10(iv)*      Warranty Agreement between P.T. Group, Ltd, the Company and Paul Leonard dated July 27, 2009. Incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009

10(v)*      Employment Agreement between the Company and Vladimir Kopylov dated August 1, 2009. Incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.

10(vi)      Employment Agreement between the Company and Robert H. Miller dated January 1, 2010.

21*     Subsidiaries of the Company. Incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.

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

*     Incorporated by reference from previous filings of the Company