Form 10-K
period 2010-06-30
SONNEN Corp
filed 2010-10-13
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  ___ to              .

Commission file number: 000-52803

SONNEN CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0514037 (I.R.S. Employer Identification No.)

2829 Bird Avenue, Suite 12, Miami, Florida  33133

 (Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (305) 529-4888

Securities registered under Section 12(b) of the Act: none.

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (26,893,000 shares) was $5,378,600 based on the average of the bid and ask price ($0.20) for the common stock on October 11, 2010.

At October 12, 2010, the number of shares outstanding of the registrant’s common stock, $0.0001 par value (the only class of voting stock), was 67,893,000.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	29
Signatures		30

PART I

ITEM 1.          BUSINESS

As used herein the terms “Sonnen,” “we,” “our,” and “us” refer to Sonnen Corporation, formerly known as Simple Tech, Inc., and its subsidiary, Sonnen One, Inc., unless context indicates otherwise.

Corporate History

Sonnen was incorporated in the State of Nevada on November 16, 2006. We are a development stage company that has not generated revenue since inception.

Our initial operations focused on the provision of a website for basic computer maintenance and troubleshooting assistance. Our business plan was to develop a bridge that would allow customers to contact computer technicians directly for assistance with basic computer needs. We were unable to realize our objectives and discontinued these activities prior to the year ended June 30, 2009. Subsequently, we initiated a search to identify other businesses for development, merger or acquisition.

On July 27, 2009, Sonnen entered into a licensing agreement with PT Group, Limited (“PT Group”). Pursuant to the agreement, in exchange for shares of our common stock and meeting certain financial obligations, we acquired a license for the development and marketing of proprietary technology related to improving catalysts for the utilization in fuel-cells utilizing a unique catalytic process. PT Group notified us on February 6, 2010, of purported breaches of the license agreement including a breach of confidentiality, insufficient funding for research and development activities, and failure to provide direct access to our patent attorneys. Since receiving notification of breach, Sonnen has learned that PT Group is not the rightful owner of the licensed technology and had no right to grant us a license to develop or market the intended products. Accordingly, on March 8, 2010, Sonnen filed a civil complaint against PT Group and Paul Leonard, one of its principles, in connection with the licensing agreement, that sought money damages, the return of shares, injunctive relief and attorney’s fees for acts of fraud, misrepresentation of prior research and development efforts, and failure to provide sufficient technical information on which to prepare patents to secure the technology.

Since we do not believe that PT Group is the rightful owner of the proprietary technology purportedly licensed to us, Sonnen has recorded an impairment of its investment in the licensing agreement and has suspended efforts to develop fuel cell technology pending the outcome of Sonnen’s civil complaint.

While further development efforts related to the technology purportedly licensed to us from PT Group is unlikely, Sonnen’s plan of operation for the coming year is to resume research and development into improving catalysts for the utilization of fuel-cells and related catalysis fields such as emission abatement and ceramic technologies.

Our office is located at 2829 Bird Avenue, Suite 12, Miami, Florida, 33133, and our telephone number is (305) 529-4888. Our registered agent is Eastbiz.com, Inc., located at 5348 Vegas Drive, Las Vegas, Nevada, 89108.

Sonnen is listed on the Over the Counter Bulletin Board under the symbol “SONP.”

Sonnen

Sonnen’s plan of operation over the next twelve months is to prosecute its civil complaint against PT Group and certain of the principals thereof and to consider alternative technologies for merger or acquisition that might create value for its shareholders. We intend to focus our efforts on identifying projects that might improve catalysts for the efficient utilization of fuel-cells and related catalysis fields such as emission abatement and ceramic technologies. Towards this end, management is in the process of evaluating several different technology-based research projects that might fit with Sonnen’s defined mission to wean the global economy off hydrocarbon-based energy sources. Nonetheless, as of the date of this report Sonnen has not entered into any agreement or commitment to expand its business operations beyond those that remain dedicated to finding some resolution of its dispute with PT Group.

Fuel Cell Technologies

Sonnen’s intended business was to develop technology licensed from PT Group for initial application to advances in fuel cells that would produce high power efficiencies at a cost lower than conventional fuel cells. Fuel cells convert fuel into electricity and heat without combustion, or noise, more efficiently than the internal combustion engine, using a variety of hydrocarbon fuel sources (gasoline, natural gas or diesel) as well as hydrogen. The licensed technology was thought to have the potential to significantly expand the operational parameters of fuel cells in general.

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

The mass commercialization of existing fuel cells also relies on the development and implementation of a hydrogen delivery infrastructure since the storage, compression, and safe delivery of hydrogen is a primary inhibitor to commercialization. However, the cost associated with developing and building a new infrastructure to address this problem is thought of as prohibitive. Furthermore, all current fuel cell technologies suffer from significant levels of degradation of materials over time. Electrical efficiencies are high in early stages of use however degradation over relatively short periods of time requires expensive replacement.

Sonnen intended to produce a fuel cell based on a simple design that embodied materials with higher efficiencies to simplify the manufacturing process and overcome the obstacles to mass commercialization. Until such time as the complaint against PT Group is resolved Sonnen will look to the development of like technologies with the potential to met energy needs through pioneering and innovative methods.

Research and Development

Building off our experience in developing catalysis technologies, we expect to resume research and development activities at 4D Labs in the near term on resolution of the uncertainties surrounding the licensing agreement or alternatively in pursuit of developing alternative technologies within our field of interest. 4D Labs is an applications and science-driven research center within Simon Fraser University, located in British Columbia, Canada, which has offered us the use of multiple facilities with state-of-the-art equipment used by academic, industrial and government researchers.

4

Manufacturing

In the event Sonnen develops a viable product or products, it intends to manufacture such products at a pilot plant that would be constructed for the purpose of meeting initial orders and proving manufacturing processes. When proven we would expect to enter into a series of joint ventures to expand the capacity of manufacturing facilities with experienced partners and to sublicense specific applications of technologies to targeted industries. We expect that our own future facilities and those of our joint venture partners and sublicenses will ultimately manufacture end user products.

Marketing

In the event that Sonnen has a commercially viable product or products, it intends to implement a public awareness campaign to educate consumers, industry leaders and government representatives alike as to the benefits of our various technologies for a variety of applications. We expect to conduct this campaign with the benefit of press releases, contributions to scientific publications, meetings with interested groups and general advertising within mass media markets.

Dependence on Major Customers

We have no customers at this time. However, if and when we begin to manufacture devices for commercial distribution, we do not expect to be dependent on a few major customers due to the broad range of possible applications within our intended sphere of interest.

Competition

The fuel cell industry is highly fragmented by competing technologies employed by many companies seeking to develop the standard for the industry. The industry’s competitors include public companies focused on developing fuel cell technologies as well as a number of electronics manufacturers, automotive manufacturers and conglomerates such as General Electric. While fuel cell research and development has been ongoing for some time, in most cases fuel cell technology has not been able to supplant existing technology due to higher fabrication costs and performance issues, and consequently up to this point the industry in general has yielded little revenue.

Since the filing of a civil complaint against PT Group we have suspended research and development activities related to fuel cells and cannot be certain at this time as to whether such activities will continue. We can be certain however that whatever technology we ultimately pursue, we are certain to be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior business experience.

Marketability

When or if Sonnen develops a fuel cell or other alternative product for commercial application the success of that product will be based on market acceptance in its many forms. Factors that might encourage market acceptance include cost, efficiency, convenience and application. Since Sonnen has not yet developed a product for commercial distribution and may never do so, any more specific approach to marketability at this time, cannot be certain.

Patents, Trademarks, Licenses, Franchises, Concessions,

Royalty Agreements and Labour Contracts

We have no patents, trademarks, licenses, franchises, concessions, or labour contracts and have suspended the preparation of multiple patents that were to be submitted to the US Patent Office in connection with the technology purportedly licensed from PT Group.

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

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations.

Employees

We have no employees though our chief executive officer and our chief financial officer and principal accounting officer serve at the discretion of Sonnen’s board of directors. We use consultants, attorneys, and accountants as necessary in addition to professional engineers to assist in the development of our business.

Reports to Security Holders

Sonnen’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by Sonnen with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The internet address for this site can be found at www.sec.gov.

ITEM 1A.       RISK FACTORS

Sonnen’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to Sonnen’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since November 16, 2006, our expenses have resulted in continuing losses and an accumulated deficit of $2,450,678 at June 30, 2010. We expect operating losses to diminish in the near term until such time as we resume research and development efforts.  Further we expect losses to continue over the long term until such time, if ever, that we are able to build our business to the point of commercializing a technology. Our only expectation of future profitability is dependent upon this result and there is no assurance that even in the event we are able to commercialize a technology that revenue from sales related to that success will be sufficient to satisfy operating costs and produce a profit.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report on our audited financial statements for the period ended June 30, 2010, includes an explanatory paragraph that notates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. If we are not able to continue as a going concern, it is likely that Sonnen will cease operations and our shareholders will lose their investments.

Risks Related to the Development of Technologies

General economic conditions will affect Sonnen’s operations.

Changes in the general domestic and international climate may adversely affect Sonnen’s financial performance. Factors that may contribute to a change in the general economic climate include industrial disputes, interest rates, inflation, international currency fluctuations and political and social reform. Further, the delayed revival of the global economy is not conducive to rapid growth, particularly of technology companies though we believe that as the world becomes more environmentally conscious, that governments are under increasing pressure to develop environmentally cleaner alternatives for generating electricity. Fuel cell technology is generally seen as a promising alternative. Despite this shift to environmental consciousness there is no assurance that governments will elect to develop cleaner energy alternatives such as fuel cell technology.

Environmental laws and other governmental legislation may affect our business.

Should the technology we decide to develop not comply with applicable environmental laws or if Sonnen is exposed to liability claims, its business and financial results could be seriously harmed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Furthermore, changes in legislation and government policy could also negatively impact us. Sonnen is currently unaware of any introduced or proposed bills, or policy, that may cause any specific changes to its operations. However, no assurance can be given that we will be able to obtain any necessary license required in the future, or that future changes in laws or government policies affecting any technology we might develop, or products we might market, will not impose additional regulatory requirements on Sonnen, intensify competition in the fuel cell technology industry or otherwise have a material adverse effect on our business, financial condition and results of operations.

There are significant commercialization risks related to technological businesses.

The industry in which we operate is characterized by the continual search for technological advances that deliver improved reliability, lower emission levels and reduced cost. Our growth and future financial performance will depend on Sonnen’s ability to enhance the licensed technology for the purpose of developing and introducing products that keep pace with technological developments and evolving industry requirements. Should we be unable to keep pace with outside technological developments such failure will have a material adverse effect on its business. The research and development required to commercialize products requires significant investment and innovation to keep pace with technological developments. Should Sonnen fail to anticipate or respond adequately to technological developments, or if Sonnen experiences significant delays in product development, its products may become obsolete. Should Sonnen’s products not keep pace with technological developments or fail to gain widespread market acceptance there is a significant likelihood that we may not be able to sustain our business.

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

Although we intend to implement exhaustive testing programs to identify potential material defects in technology we might develop, any undetected defects could harm our reputation, diminish our customer base, shrink revenues and expose us to product liability claims.

We may rely upon patents and other intellectual property

We may rely on a combination of patent applications, trade secrets, trademarks, copyrights and licenses, together with non-disclosure and confidentiality agreements, to establish and protect proprietary rights to technologies we may decide to develop. Should we be unable to adequately protect intellectual property rights or become subject to a claim of infringement, our business may be materially adversely affected.

We expect to prepare patent applications in accordance with our worldwide intellectual property strategy on acquiring new technologies. However, we cannot be certain that any patents will be issued with respect to future patents pending or future patent applications. Further, we do not know whether any future patents will be upheld as valid, proven enforceable against alleged infringers or be effective in preventing the development of competitive patents. Sonnen believes that it has implemented a sophisticated internal intellectual property management system to promote effective identification and protection of its inventions and know-how in connection with the technologies it may develop in the future.

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

Our plan of operation contemplates entering into manufacturing joint venture agreements with one or more external parties to manufacture products based on proprietary technology. Should we be unable to secure manufacturing joint venture agreements on favourable terms or at all, such failure will negatively impact our ability to manufacture our anticipated products.

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

Risks Related to Sonnen’s Stock

Capital funding requirements may result in dilution to existing shareholders.

We must realize significant capital funding over the next three years to acquire and develop proprietary technologies. We intend to raise this capital through equity offerings, debt placements or joint ventures. Should we secure a commitment to provide us with capital such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. New issuances of our common stock will result in a dilution of our existing shareholders interests.

The market for our stock is limited and our future stock price may be volatile.

The market for our common stock on the Over the Counter Bulletin Board is limited to sporadic trading which may result in future volatility in the market price of our stock. Due to these factors our shareholders may face extraordinary difficulties in selling Sonnen’s shares in an orderly and timely manner.

We do not pay cash dividends.

Sonnen does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

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

Our internal controls over financial reporting are not considered effective which conclusion may result in a loss of investor confidence in our reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Sonnen’s shareholders may face significant restrictions on their stock.

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Sonnen currently maintains its corporate offices at 2829 Bird Avenue, Suite 12, Miami, Florida 33133 in office space provided by one of our directors at no charge to us. Sonnen does not believe that it will need to procure additional office at any time in the near future to carry out the plan of operation described herein.

ITEM 3.          LEGAL PROCEEDINGS

On March 8, 2010, Sonnen filed a complaint in the Circuit Court of the 11th Judicial Court In and For Miami-Dade County, Florida against Paul R. Leonard and PT Group in connection with a breach of the licensing agreement dated July 27, 2009. The complaint seeks: (i) money damages for fraud that stem from reliance on PT Group's claim of ownership over certain proprietary information, PT Group’s misrepresentation of efforts credited to prior research and development and PT Group’s failure to provide sufficient technical information on which to prepare patents to secure the technology, (ii) the return of Sonnen shares issued to PT Group as compensation for the rights licensed, (iii) injunctive relief sought to prohibit Mr. Leonard’s use of confidential information to which he is not entitled, and (iv) reasonable attorney’s fees. Sonnen expects to succeed on the merits of its claims.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Sonnen’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by FINRA under the symbol “SONP”. Trading has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported for each quarterly period. The prices have been adjusted to reflect a ten for one forward split effective May 26, 2009.

High and Low Bid Prices Since Quotation on the OTCBB
Year	Quarter Ended	High	Low
2010	June 30	$0.80	$0.40
	March 31	$1.00	$0.30
2009	December 31	$1.25	$1.00
	September 30	$1.10	$0.30
	June 30	$0.35	$0.15
	March 31	$0.15	$0.15
2008	December 31	$0.20	$0.15
	September 30	$0.00	$0.00

Capital Stock

The following is a summary of the material terms of the Sonnen’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of October 12, 2010 there were fifty-six shareholders of record holding a total of 67,893,000 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of October 12, 2010 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. Sonnen’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Dividends

Sonnen has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit Sonnen’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized For Issuance under Equity Compensation Plans

Sonnen adopted The Sonnen 2009 Stock Option Plan on August 31, 2009 in an effort to promote the interests of Sonnen by providing eligible persons and companies with the opportunity to acquire or increase a proprietary interest in Sonnen with the facility to grant up to five million (5,000,000) non-statutory stock options as an incentive for eligible persons to continue their employment or service.

Warrants

Sonnen issued warrants to purchase 312,500 shares of its common stock at an exercise price of $1.20 per share on September 30, 2009 in connection with a private placement of common stock. The warrants must be exercised on or before September 30, 2011.

Stock Options

Sonnen authorized the grant of an aggregate of one million eight hundred thousand (1,800,000) options with an exercise price of $1.00 per share on August 31, 2009 pursuant to its stock option plan that vest  over a three year period ended August 31, 2013, in equal increments of one-third each year or in full if involuntarily terminated.

Sonnen authorized the grant of an additional one hundred thousand (100,000) options with an exercise price of $1.25 per share on November 9, 2009 pursuant to its stock option plan that vest over a two year period ended November 9, 2010, in equal increments of one-half on the date of grant and the remainder on the anniversary of the following year or in full if involuntarily terminated.

Sonnen authorized the grant of an additional one hundred thousand (100,000) options with an exercise price of $1.25 per share on January 1, 2010 pursuant to its stock option plan that vest over a three year period ended January 1, 2012, in equal increments of one-third third on the date of grant and the remainder on the anniversarys of the following years or in full if involuntarily terminated.

Convertible Securities

Sonnen had no securities convertible into the shares of its common stock as of June 30, 2010.

Transfer Agent and Registrar

Our transfer agent is Island Capital Management, LLC, d/b/a Island Stock Transfer, located at 100 Second Avenue South, Suite 300, St. Petersburg, Florida, 33701. Their phone number is (727) 289-0010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

Sonnen has not repurchased any shares of its common stock during the fiscal year ended June 30, 2010.

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

Discussion and Analysis of the Sonnen’s Plan of Operation

Sonnen’s plan of operation for the coming year is to resume research and development into improving catalysts for the utilization of fuel-cells and related catalysis fields such as emission abatement and ceramic technologies. We have not generated any revenue since inception.

Business Strategy

Sonnen’s plan of operation begins with the resumption of intensive research and development activities during which time we will take steps to develop and lay the ground work to develop or acquire a portfolio of proprietary technology that can be commercialized over the near term.

Research and Development

Sonnen has suspended its development plan for the technology licensed from PT Group. While awaiting resolution of the uncertainties surrounding the licensing agreement Sonnen intends to identify, acquire and develop alternative innovative technologies that it might advance to commercial applications.

Management understands that new technologies must meet several critical milestones in advance of commercialization. Milestones include cost effectiveness, energy efficiencies, convenience of use and practicability. We believe that our products will be able to effectively compete with today’s accepted technologies by optimizing low-cost manufacturing processes, ensuring enhanced energy efficiencies, and providing a reliable product with the flexibility to rely on alternative fuel sources. Our anticipated time frame for meeting these objectives and initiating the commercialization of new technologies is three years.

Marketing

In the event a commercially viable product or products is ready to be manufactured, we intend to implement a pubic awareness campaign to educate consumers, industry leaders and government representatives alike as to the benefits of our technology for a variety of applications. We expect to conduct such a campaign with the benefit of press releases, contributions to scientific publications, meetings with environmental groups and general advertising within mass media markets. We anticipate a response that will include extensive media coverage, scientific community scrutiny, and support from the environmental lobby.

Manufacturing

We intend to manufacture future products at a pilot plant to be constructed for the purpose of meeting initial orders for fuel cells or like applications and proving our manufacturing processes. When proven we would expect to enter into a series of joint ventures to expand manufacturing facilities and to sublicense specific applications for any given technology to targeted industries. Our facilities and those of our joint venture partners and sublicenses will manufacture end user products that incorporate our fuel cells or like products.

Financing

Sonnen intends to raise funds to meet its operational requirements through a combination of (i) private placements of equity to accredited investors, (ii) issuance of debt instruments to accredited investors, (iii) by government grant, and/or (iv) sub-license agreements.

Revenues

We expect to realize revenue from the direct sale of products derived from any technology we might develop, from revenues accrued from joint venture relationships and from royalties.

Business Strategy Risks

Sonnen’s business development strategy is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated development of advanced energy enhanced technology. Historically, Sonnen has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations that any technology Sonnen might develop will be commercially developed or that it will be sufficient to generate the revenue required for its operations. Should we be unable to generate cash flow, Sonnen may be forced to seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.

Results of Operations

Net Losses

For the period from inception (November 16, 2006) until June 30, 2010, Sonnen incurred net losses of $2,450,678. Net losses for the year ended June 30, 2010, were $2,380,655 as compared to $14,245 for the year ended June 30, 2009. The increase in net losses over the comparative periods can be attributed to an increase in operating expenses in connection with the development of the licensed technology.

We will likely continue to operate at a loss through fiscal 2011 and due to the suspension of our research and development operations we cannot determine whether Sonnen will ever generate revenues from operations.

Operating Expenses

Operating expenses for the year ended June 30, 2010, were $1,750,515 as compared to $14,270 for the year ended June 30, 2009. The increase in operating expenses over the comparative periods can be attributed to increases in all segments of our operations. Sonnen realized increases in general and administrative expenses, professional fees, consulting fees, compensation and research and development expenses over the comparative period. We expect operating expenses to decrease in the near term as a reflection of suspended research and development activities and the termination of various consulting agreements. Over the long term operating expenses are expected to increase as Sonnen acts to develop new technologies.

Income Tax Expense (Benefit)

Sonnen has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

Sonnen believes that inflation has not had a material affect on operations for the period from November 16, 2006 (inception) to June 30, 2010.

Capital Expenditures

Sonnen has not spent significant amounts of capital for the period from November 16 , 2006 (inception) to June 30, 2010.

Liquidity and Capital Resources

Sonnen had a working capital deficit of $464,243, current assets of $9,172 and total assets of $10,599 at June 30, 2010.

Sonnen had current and total liabilities of $473,415 at June 30, 2010 that consisted of accounts payable, notes payable and accrued liabilities.

Sonnen’s shareholder deficit was $462,817 as of June 30, 2010.

For the period from inception (November 16, 2006) until June 30, 2010, Sonnen’s cash flow used in operating activities was $802,929. Cash flows used in operating activities for the year ended June 30, 2010, were $742,388 as compared to $11,390 for the year ended June 30, 2009. The increase in cash flow used in operating activities can be primarily attributed to a net loss incurred from professional fees, consulting fees, employment expenses and research and development activities in connection with the licensing agreement. Sonnen expects that cash flow used in operating activities will decrease in the near terms as further development activities related to the licensing agreement have been suspended.

For the period from inception until June 30, 2010, Sonnen’s cash flow used in investing activities was $1,853. Cash flows used in investing activities for the year ended June 30, 2010 was $1,853 as compared to $0 for the year ended June 30, 2009. Cash flows used in investing activities in the current period were related to the purchase of office equipment. Sonnen expects that cash flow used in investing activities will increase in future periods.

For the period from inception until June 30, 2010, Sonnen’s cash flow provided by financing activities was $805,621. Cash flows provided by financing activities for the year ended June 30, 2010 were $736,081 as compared to $0 for the year ended June 30, 2010. Sonnen expects that cash flow provided by financing activities will increase over the near term as it looks to resume research and development activities in connection with the development of new technologies.

Sonnen’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to realize at least $500,000 in debt or equity financing over the next twelve months to fund our continued operations.  Sonnen has no current commitments or arrangements with respect to, or immediate sources of this funding. Furthermore, no assurances can be given that such funding is available. Sonnen’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and Sonnen has no such agreement formal or otherwise. Sonnen’s inability to obtain funding will have a material adverse affect on its ability to remain a technology development company and effect its plan of operation.

Cash dividends are not expected to be paid in the foreseeable future.

Sonnen had no lines of credit or other bank financing arrangements as of June 30, 2010.

Commitments for future capital expenditures were not material as of June 30, 2010.

Sonnen had no contractual commitment with any of its officers or directors as of June 30, 2010.

Sonnen had no current plans for the purchase or sale of any plant or equipment as of June 30, 2010.

Sonnen has no plans to make any changes in the number of employees as of June 30, 2010.

Off Balance Sheet Arrangements

As of June 30, 2010, Sonnen had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditor has included an explanatory paragraph in its report as to Sonnen’s ability to continue as a going concern as a result of net losses of $2,380,655 as of June 30, 2010.  Sonnen’s ability to continue as a going concern is subject to the ability of Sonnen to realize a profit and /or obtain funding from outside sources.  Management’s plan to address Sonnen’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of new technologies; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow Sonnen to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for Sonnen for the years ended June 30, 2010 and 2009, included in this Form 10-K Sonnen discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. Sonnen’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 2 to our financial statements for recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our restated audited consolidated financial statements for the years ended June 30, 2010 and 2009 are attached hereto as F-1 through F-22.

SONNEN CORPORATION

(A Development Stage Company)

June 30, 2010 and June 30, 2009

INDEX

                                                                                                                                 Page

Report of Independent Registered Public Accounting Firm                         F-2

Report of Independent Registered Public Accounting Firm                         F-3

Consolidated Balance Sheets                                                                    F-4

Consolidated Statements of Operations                                                      F-5

Consolidated Statement of Stockholders’ Equity (Deficit)                            F-6

Consolidated Statements of Cash Flows                                                     F-7

Notes to Consolidated Financial Statements                                                F-8

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sonnen Corporation

We have audited the accompanying balance sheet of Sonnen Corporation and Subsidiary as of June 30, 2010 and the related statements of income, stockholders’ equity, and cash flows for the year ended June 30, 2010 and for the period from November 16, 2006 (inception) to June 30, 2010.  Sonnen Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonnen Corporation and Subsidiary as of June 30, 2010, and the results of its operations and its cash flows for the year ended June 30, 2010 and for the period from November 16, 2006 (inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding the resolution of this issue are also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BehlerMick PS

BehlerMick PS

Spokane, Washington

October 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Sonnen Corporation and subsidiary

(A Development Stage Company)

Miami, Florida

We have audited the accompanying consolidated balance sheet of Sonnen Corporation and subsidiary (a development stage company) as of June 30, 2009, and the related consolidated statements of loss, stockholders’ (deficit) equity, and cash flows for the year then ended and for the cumulative period from November 16, 2006 (date of inception of the development stage) through June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonnen Corporation and subsidiary (A Development Stage Company) as of June 30, 2009, the results of its operations and its cash flows for the year then ended and for the cumulative period from November 16, 2006 (date of inception of the development stage) through June 30, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage, has an accumulated deficit since inception of approximately $70,000 and incurred negative cash flows from development stage activities during the year ended June 30, 2009.  These factors and others, raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue its activities and commence operations is subject to its ability to secure additional capital to meet its obligations and to fund activities and future operations.  Management’s plans in regard to these matters are also described in Note 3 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida                                                                                     /s/ Dohan and Company, P.A

November 28, 2009                                                                             Certified Public Accountants

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

		June 30,
	June 30, 2010	2009 (Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 840	$ 9,000
Prepaid expenses (Note 5)	8,332	-

Total Current Assets	9,172	9,000

OTHER ASSETS
Office furniture and equipment, net (Note 4)	1,427	-

Total Other Assets	1,427	-

Total Assets	$ 10,599	$ 9,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 96,490	$ 9,482
Accounts payable - related parties	82,130	-
Accrued payroll	13,283	-
Accrued liabilities - related parties	8,500	-
Notes payable (including accrued interest of $8,069)	273,012	-

Total Current Liabilities	473,415	9,482

COMMITMENTS AND CONTINGENCIES (Note 13)	-	-

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value, 50,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, par value $0.0001, 250,000,000 shares
authorized, 67,893,000 issued and outstanding - June 30, 2010, 63,808,000 issued and outstanding – June 30, 2009	6,789	6,381
Paid-in capital	1,981,071	63,159
Accumulated deficit during the development stage	(2,450,678)	(70,022)

Total Stockholders' Deficit	(462,817)	(482)
Total Liabilities and Stockholders' Deficit	$ 10,599	$ 9,000

The accompanying notes are an integral part of these consolidated financial statements.

F-4 SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			amounts from
			development stage
			activities
	For the years ended		(November
	June 30,		16, 2006
	2010	2009 (Restated)	through June 30, 2010)
REVENUES	$ -	$ -	$ -

GENERAL & ADMINISTRATIVE EXPENSES
Organization costs	-	-	640
General and administrative	83,155	306	87,473
Professional fees	188,243	12,792	249,968
Consulting fees	280,727	-	280,727
Consulting and Professional fees - related parties	290,250	-	290,250
Compensation and related taxes and benefits	735,287	-	735,287
Transfer fees	4,868	1,172	8,049
Depreciation	426	-	426
Research & Development	167,560	-	167,560
Total general & administrative expenses	1,750,515	14,270	1,820,379
Loss before other income (expense) and provision for income taxes	(1,750,515)	(14,270)	(1,820,379)

Interest income/ (expense)	(8,140)	25	(6,747)
Loss on foreign currency exchange	-	-	(1,551)
Impairment loss on asset	(672,000)	-	(672,000)
Other income	50,000	-	50,000

Loss before provision for income taxes	(2,380,655)	(14,245)	(2,450,678)

Provision for income taxes	-	-	-

NET LOSS	$ (2,380,655)	$ (14,245)	$ (2,450,678)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.04)	*

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	67,161,027	63,808,000

* = less than $.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (NOVEMBER 16, 2006) TO JUNE 30, 20010

				Deficit
		Common Stock	Additional Paid-in	Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Inception, November 16, 2006	-	$ -	$ -	$ -	$ -
Common stock issued to founders (November 16, 2006, at $0.0001 per share)	50,000,000	5,000	(4,500)	-	500
Private placement closed June 28, 2007, at $0.05 per share	13,808,000	1,381	67,659	-	69,040
Net loss for the year of inception	-	-	-	(6,039)	(6,039)
Balance, June 30, 2007	63,808,000	6,381	63,159	(6,309)	63,501
Net loss for the year	-	-	-	(49,738)	(49,738)
Balance, June 30, 2008	63,808,000	6,381	63,159	(55,777)	13,763
Net loss for the year	-	-	-	(14,245)	(14,245)
Balance, June 30, 2009	63,808,000	6,381	63,159	(70,022)	(482)
Shares issued for license agreement at $0.20 per share	3,360,000	336	671,664	-	672,000
Shares issued September 30, 2009 for cash at $0.80 per share	625,000	63	499,938	-	500,000
Share issued January 18, 2010 for services performed at $0.75 per share	100,000	10	100,990	-	101,000
Stock options expense	-	-	645,321	-	645,321
Net loss for the year	-	-	-	(2,380,655)	(2,380,655)
Balance, June 30, 20 10	67,893,000	$ 6,789	$ 1,981,071	$ (2,450,678)	$ (462,817)

The accompanying notes are an integral part of these financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative amounts from development stage
	For the years ended			activities
	June 30,			(November 16,
	2010	2009 (Restated)		2006 through June 30, 2010)
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$(2,380,655)	$(14,245)		$(2,450,678)
Adjustments to reconcile net loss to net cash
provided (used) by development stage activities:
Depreciation	426	-		426
Stock options vested	645,321	-		645,321
Stock issued for services	101,000	-		101,000
Impairment loss on asset	672,000	-		672,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,332)	-		(8,332)
Increase (decrease) in accounts payable	124,370	2,855		133,852
Increase in accounts payable - related parties	82,130	-		82,130
Increase in accrued liabilities	13,283	-		13,283
Increase in accrued interest	8,070	-		8,070
Total adjustments	1,638,267	2,855		1,647,749
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(742,388)	(11,390)		(802,929)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,853)	-		(1,853)
NET CASH USED BY INVESTING ACTIVITIES	(1,853)	-		(1,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net	243,660	-		243,660
Proceeds from notes payable - related parties	38,500	-		38,500
Repayments from notes payable - related parties	(46,079)	-		(46,079)
Proceeds from sale of common stock, net of offering costs	500,000	-		569,540
NET CASH PROVIDED BY FINANCING ACTIVITIES	736,081	-		805,621
NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,160)	(11,390)		840
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,000	20,390		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$840	$9,000	S	840
Supplemental Disclosures:
Cash paid for income taxes	$-	$-		$-
Cash paid for interest	$-	$-		$-
Non-cash Disclosures:
Payments made by related party on behalf of the Company:
Increase in notes payable - related parties	$21,079	$-		$21,079
Decrease in accounts payable - related parties	$(11,079)	$-		$(11,079)
Increase in prepaid expenses	$(10,000)	$-		$(10,000)
	$-	$-		$-
To apply balance owed to a related party to accounts receivable:
Decrease in accounts receivable - related party	$40,000	$-		$40,000
Repayments of note payable - related party	$(40,000)	$-		$(40,000)
	$-	$-		$-
Stock issued for licensing agreement rights	$672,000	$-		$672,000

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

                 OF SIGNIFICANT ACCOUNTING POLICIES

History, Nature of Operations and Basis of Presentation

Sonnen Corporation was incorporated in the state of Nevada on November 16, 2006 as “Simple Tech, Inc.” Sonnen Corporation and its wholly-owned subsidiary, Sonnen One, Inc., are referred to herein as the “Company,” “We,” “Us,” “Our”, is in the development stage as defined under FASB ASC 915-10, "Development Stage Entities".  By June 2009, the Company had been unable to realize its original business objective. In July 2009, the Company entered into a licensing agreement to research, develop and market products that rely upon a novel process for energy generation consisting of specific materials and proprietary material combinations.

On November 3, 2009, the Company amended its articles of incorporation to change its name from “Simple Tech, Inc.” to “Sonnen Corporation” and to decrease the number of its authorized common stock from one billion five hundred million (1,500,000,000) shares (par value $0.0001) to two hundred fifty million (250,000,000) shares (par value $0.0001) without affecting the number of issued and outstanding shares. The Company’s subsidiary changed its name from “Sonnen Corporation” to “Sonnen One, Inc.” The Company’s year-end is June 30.

On November 9, 2009, the Company formed a Scientific Advisory Board to support the Company with its research, development, and commercialization efforts through advice, counsel, and direct participation utilizing the industry expertise and professional and academic backgrounds of its Scientific Advisory Board members pursuant to a licensing agreement entered into on July 27, 2009. (Note 5)

Summary of Significant Accounting Policies

Development Stage Enterprise
At June 30, 2010, the Company’s business operations had not developed, no revenues have been realized from planned operations and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sonnen Corporation and Sonnen One, Inc., its wholly-owned subsidiary. All material intercompany accounts and transactions between the Companies for the periods presented have been eliminated in consolidation.

Subsequent Events

In accordance with Accounting Standards Codification (ASC) topic 855 Subsequent Events,  the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Cash Equivalents

We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

                 OF SIGNIFICANT ACCOUNTING POLICIES - continued

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Earnings (loss) Per Common Share

The Company computes net loss per share in accordance with FASB ASC 260-10,"Earnings per Share". FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common stockholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. There have been no potentially dilutive common shares issued from inception.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Fair Value of Financial Instruments

FASB ASC 480-10, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments consist of cash and accounts payable at fair market value.

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

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

                 OF SIGNIFICANT ACCOUNTING POLICIES - continued

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards ASC Topic 820, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars; the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is reported in the income statement.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of
March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.
The amendments in this Update are effective for modifications of loans accounted for within pools under

Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the
Company.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS – continued

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the

FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update). The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of

ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010

Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS – continued

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses in 2010 and 2009.

As of June 30, 2010 we have a working capital deficit of $462,243, stockholders’ deficit of $462,817 and accumulated deficit of $2,450,678. During 2010 we had a net loss of $2,380,655 and cash used in operating activities of $742,388. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2010:

Computer equipment and software	$1,853
Less: Accumulated depreciation	(426)
Total property and equipment, net	$1,427

In the period ended December 31, 2009, the Company purchased two laptop computers and a scanner for our offices that will be depreciated over three years on a straight line basis. Depreciation expense for the years ended June 30, 20 10 and 2009, was $426 and $-0-, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses comprise of the following at June 30, 2010:

Hall, Lamb and Hall	Prepayment retainer for legal fees	$4,875
W.L. MacDonald Corp.	Prepayment retainer for legal fees	2,358*
Haynes and Boone, LLP	Prepayment retainer for legal fees	1,099
	Total	$8,332

            *Refunded subsequent to year end.

There were no prepayment balances as of year-end June 30, 2009.

NOTE 6 – LICENSING AGREEMENT

The Company entered into a licensing agreement (the “Agreement”) with PT Group, Limited (“PT Group”), an unrelated entity, on July 27, 2009, that grants the Company an exclusive, non-transferable license to use PT Group’s intellectual property of a certain technology and licensed products to be used in achieving the Company’s business objectives. The terms of the agreement would have continued until the expiry of protections afforded for the intellectual property, provided that the Company was not in breach or default of any of the terms or conditions contained in the Agreement. During the term of the licensing agreement, PT Group retained sole and beneficial propriety of the intellectual property including any improvements made to any licensed products or future products, regardless of the source.

In exchange for use of the license, the PT Group was issued common shares equal to 5% of the issued and outstanding common shares, 3,360,000 shares of the Company at a value of $0.20 per share on the execution date, which was estimated to be $672,000, additionally, upon the Company cumulatively raising $50 million in equity financing, the Company had guaranteed that PT Group would own no less than 2.5% of the issued and outstanding shares of its common shares.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 6 – LICENSING AGREEMENT -continued

Breach of Contract Claim

On February 6, 2010, PT Group notified the Company of a purported breach of contract terms, including a breach of confidentiality, insufficient funding for research and development activities, and a failure to provide direct access to our patent attorneys. The license agreement allows for a ninety day period in which to cure purported breaches. During the quarter ended March 31, 2010, the Company learned that PT Group was not the rightful owner of the license and had no rights to grant the license to the Company. Since PT Group did not remedy the breach in accordance with the Agreement, the Company filed a legal complaint and impaired the entire $672,000 book value of the Agreement. (Note 10)

NOTE 7 – INCOME TAXES

The net operating loss carryforward and permanent differences are the components of deferred tax assets for income tax purposes as of June 30, 2010, of approximately $1,126,803 which was reduced to zero after considering the valuation allowance of $1,126,803, since there is no assurance of future taxable income.

The net operating loss carryforward as of June 30, 2010 expires as follows:

Expiring Year	Amount
2027	$ 6,039
2028	48,195
2029	14,245
2030	1,058,324
Total	$ 1,126,803

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

The following is an analysis of deferred tax assets as of June 30, 2010:

                                                                              Deferred             Valuation

                                                                             Tax Assets          Allowance            Balance

Deferred tax assets at June 30, 2009	$ 23,283 $ (23,283) $ -0-

Additions for the year                                                 359,830              (359,830)                 -0-

Deferred tax assets at June 30, 2010	$ 383,113 $ (383,113) $ -0-

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 7 – INCOME TAXES - continued

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended June 30:

                                                                                                        2010                            2009

Expected income tax (benefit) at
Federal statutory tax rate -34% $ (809,423) $ (4,843)
Permanent differences 449,592 -0-
Valuation allowance 359,830 4,843
________ .
Income tax expense $ - 0 - . $ - 0 -

We currently have three years of tax returns that are subject to examination, based on their filing dates by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

NOTE 8 – NOTES PAYABLE

On January 5, 2010, the Company received an advance on an interest bearing promissory note of $100,000 from an unrelated entity. The note is due and payable on January 11, 2011, and bears an interest rate of 8% per annum. Interest of $3,911 for the year ended June 30, 2010 has been accrued.

On February 17, 2010, the Company received an advance on an interest bearing promissory note of $93,660 in cash and a payment made on behalf of the Company of $5,000 for a total of $98,660 from an unrelated entity. The note is due and payable on February 17, 2011, and bears an interest rate of 8% per annum. Interest of $2,916 for the year ended June 30, 2010 has been accrued. On May 6, 2010, the Company received another advance on an interest bearing promissory note of $35,000 in cash and a payment made on behalf of the Company of $5,000 for a total of $40,000 from the same unrelated entity. The note is due and payable on May 6, 2011, and bears an interest rate of 8% per annum. Interest of $489 for the year ended June 30, 2010 has been accrued.

On August 29, 2009, the Company received an advance on an interest bearing promissory note of $10,000 from an unrelated third party. The note was due and payable on February 28, 2010, and bears an interest rate of 1% per month. On November 17, 2009, we made a principal payment of $5,000. On March 1, 2010, the Company executed a new note for $5,000 to the same unrelated third party. The new note is due and payable on March 1, 2011, and bears an interest rate of 8% per annum. Interest of $700 for the year ended June 30, 2010 has been accrued.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 8 – NOTES PAYABLE - continued

On June 10, 2010, the Company received an advance on an interest bearing promissory note of $5,983 for  a payment made on behalf of the Company from an unrelated entity. The note is due and payable on June 10, 2011, and bears an interest rate of 8% per annum. Interest of $27 for the year ended June 30, 2010 has been accrued. On June 18, 2010, the Company received another advance on an interest bearing promissory note of $10,000 in cash from the same unrelated entity. The note is due and payable on June 18, 2011, and bears an interest rate of 8% per annum. Interest of $27 for the year ended June 30, 2010 has been accrued. On June 30, 2010, the Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011, and bears an interest rate of 8% per annum. Interest of $-0- for the year ended June 30, 2010 has been accrued.

Note 9 – Restatement of Financial Statements

The Company’s financial statements for the year ended June 30, 2009 have been restated to reflect the correction of an error relating to accounts payable and accrued liabilities.  The consolidated balance sheet has been restated to reflect the increase in accounts payable and accrued liabilities as of June 30, 2009 of $9,077, which includes $4,627 from the year ended June 30, 2008.  The consolidated statement of operations has been restated to reflect an increase in losses.  As a result, deficit accumulated during the development stage has been increased by $9,077 for the effects of the restatement for the year ended June 30, 2009, which includes $4,627 from the year ended June 30, 2008.  The interim financial statements for the fiscal year ended June 30, 2010 reflect all prior period adjustments, however the financial statements for the year ended June 30, 2009 were not previously presented in total as restated and are included herein as “restated”.

The effect of this restatement is as follows:

                                                            For the Year Ended

                                                                  June 30, 2009

                                                            As Previously             As

                                                            Reported         Restated

Income (loss) from operations             $    (9,820)              $   (14,270)

Net comprehensive income (loss)        $    (9,795)              $    (14,245)

Net Income (Loss) per share

    - basic and diluted                                   a                            a

a = Less than ($0.01) per share

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 10 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of June 30, 2010, there are no classes of preferred stock designated and none are outstanding. As of June 30, 2010 and 2009, there are 67,893,000 and 63,808,000 shares issued and outstanding, respectively.

Common Stock Issuances and Warrant Granted

In the year ended June 30, 2009, there were no share issuances.

On April 23, 2009, the Company effected a 10-to-1 forward split of its 6,380,800 issued and outstanding common shares, resulting in 63,808,000 common shares on a post split basis. All shares and per share amounts have been retroactively restated to reflect the 10-for-1 forward stock split.

On July 27, 2009, the Company authorized the issuance of 3,360,000 shares of the Company’s common stock valued at a price of $0.20 per share for an aggregate consideration of $672,000 to P.T. Group in connection with the licensing agreement between the Company, its wholly owned subsidiary, and P.T. Group (see Note 5).

On September 30, 2009, the Company authorized the issuance of 625,000 shares of the Company’s common stock to two entities at $0.80 per share for an aggregate consideration of $500,000. No commission was paid in connection with the issuance. Attached to the shares were warrants to purchase 312,500 shares of common stock at an exercise price of $1.20 per share to the above two entities. These warrants fully vested on the date of grant. The warrants may be exercised in cash or by certifies check, bank draft or money order and expire on September 30, 2011.

These warrants have been valued at $325,524 using the Black-Scholes model, as of September 30, 2009. The assumptions used in this valuation included: (a) risk-free interest rate of 0.95% per annum, (b) expected term of 720 days, (c) volatility 188% and (d) last trade price of $1.26. As of June 30, 2010, none of these warrants had been exercised and the value is reported in stockholders’ equity in the accompanying consolidated balance sheet.

On January 18, 2010, the Company entered into a five month consulting agreement for investment and financial services that calls for the consultant to be issued 100,000 shares of common stock valued at $101,000 as a signing fee. Additional payments will be negotiated as needed, and the agreement extends through May 18, 2010. As of June 30, 2010, this agreement was not renewed and we owe no further amounts.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 11 – STOCK – BASED COMPENSATION

On August 31, 2009, the Company adopted the Company’s 2009, Stock Option Plan (the “Plan”) in an effort to promote the interests of the Company by providing eligible persons and companies with the opportunity to acquire or increase a proprietary interest in the Company through the grant of up to five million (5,000,000) non-statutory stock options (the “Options”) as an incentive for the eligible persons to continue their employment or service. On August 31, 2009, the Company authorized the grant of an aggregate of one million eight hundred thousand (1,800,000) Options with an exercise price of $1.00 per share pursuant to the Plan. This block of Options vest over a three year period through August 31, 2013, in equal increments of one-third of potentially exercisable Options each year or in full if involuntarily terminated.

On November 9, 2009, the Company authorized the grant of an additional one hundred thousand (100,000) Options with an exercise price of $1.25 per share pursuant to the Plan. This block of Options vest over a two year period through November 9, 2010, in equal increments of one-half of potentially exercisable options each year or in full if involuntarily terminated.

On January 1, 2010, the Company authorized the grant of an additional one hundred thousand (100,000) Options with an exercise price of $1.25 per share pursuant to the Plan. This block of Options vest over a three year period through January 1, 2010, in equal increments of 33.33% immediately upon signing of the agreement, and 33.33% will vest on the anniversary date of January 1, 2011,  and the remaining 33.34% on the anniversary date of January 1, 2012, or in full if involuntarily terminated.

The value of employee and non-employee stock Options granted since the Plan’s inception in August 2009 is estimated in blocks using the Black-Scholes model at the grant date, with the following assumptions:

	Aug. 31, 2009	Nov. 9, 2009	Jan. 1, 2010
Volatility	188.00%	188.00%	188.00%
Expected dividends	$ 0.00	$ 0.00	$ 0.00
Expected term in years	10	10	10
Risk-free rate	3.40%	3.49%	3.84%

The risk-free interest rate assumption is based upon U.S. Treasury Bond interest rates appropriate for the terms of the Company’s granted Options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 11 – STOCK – BASED COMPENSATION- continued

A summary of the Options granted to employees and others under the Plan and changes since inception of the Plan is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at July 1, 2009	-	$-	$-
Options Granted	2,000,000	1.03	2,038,908
Options Exercised	-	1.00	-
Options Forfeited or Expired	-	1.00	-
Balance at June 30, 2010	2,000,000	$1.03	$2,038,908
Exercisable at June 30, 2010	150,000	$1.07	$162,571
Weighted average fair value of Options granted through June 30, 2010		$1.02

The following table summarizes information about stock Options under the Plan that were outstanding at June 30, 2010:

Outstanding Options					Options Exercisable
Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at June 30, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00	1,800,000	10.00	$1.00	$1,813,493	-	$-	$-
$1.25	200,000	10.00	$1.25	$225,416	150,000	$1.08	$162,571

	2,000,000	10.00	$1.03	$2,038,909	150,000	$1.08	$162,571

The total value of employee and non-employee stock Options granted during the year ended June 30, 2010 was $2,038,909.

During the year ended June 30, 2010, the Company recorded $645,321 in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

At June 30, 2010 there was $1,393,588 of total unrecognized compensation cost related to stock options granted under the Plan.  That cost is expected to be recognized pro-rata according to the vesting schedules through January 1, 2012.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 12 – RELATED PARTY TRANSACTIONS

Finder’s Fee Agreement

During the quarter ended March 31, 2010, the Company received an advance from a related party of $30,000 in cash, and a $16,079 payment made on behalf of the Company, for a total of $46,079. During the quarter ended, March 31, 2010, the Company repaid $6,079, and offset the remaining $40,000 to a $50,000 receivable from the same party related to a finders’ fee for an introduction earned by the Company. The net receivable of $10,000 was paid in cash and there is no receivable balance as of June 30, 2010.

Related party advance

On April 29, 2010, the Company received an advance on an interest bearing promissory note of $8,500 from a related entity. The note is due and payable on demand and bears no interest.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010. As of June 30, 2010, this related party had a balance due of $2,500, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extended through December 31, 2009. As of June 30, 2010, this related party had a balance due of $17,206, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010. As of June 30, 20 10, this related party had a total balance due of $60,584, comprised of $49,350 due for consulting fees, and $11,234 for business expenses, all of which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the Head of Research that calls for monthly compensation of $6,000 and extends through December 31, 2009. As of June 30, 2010, this related party had a balance due of $1,840, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 12 – RELATED PARTY TRANSACTIONS - continued

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

Position	Monthly Salary	Term	Stock Options Granted
President/ CEO	$ 7,500	1 yr.	-
Head of Research	$ 6,000	1 yr.	100,000
Project Manager	$ 8,000	1 yr.	-
Executive Assistant	$ 2,000	1 yr.	-

As of May 15, 2010, we terminated all of the above employment agreements, due to the above breach of contract suit discussed in Notes 5 and 10. As of June 30, 2010, we had accrued $13,283 for severance pay and payroll taxes for termination of the contract with our Head of Research.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On January 18, 2010, the Company entered into a five month consulting agreement for investment and financial services that calls for the consultant to be issued 100,000 shares of common stock valued at $101,000 as a signing fee. Additional payments will be negotiated as needed, and the agreement extends through May 18, 2010. As of June 30, 2010, this agreement was not renewed and we owe no further amounts.

Contingencies

On February 6, 2010, PT Group notified the Company of a purported breach of contract terms including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The licensing agreement allows for a ninety day period in which to cure purported breaches. The Company’s management and board of directors have reason to believe that PT Group may not be the rightful owner of the intellectual property licensed under the licensing agreement. (Note 6)

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech, Inc.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009

NOTE 13 – COMMITMENTS AND CONTINGENCIES - continued

On March 8, 2010, Sonnen filed a complaint in the Circuit Court of the 11th Judicial Court In and For Miami-Dade County, Florida against Paul R. Leonard and PT Group in connection with a breach of the licensing agreement dated July 27, 2009. The complaint seeks: (i) money damages for fraud that stem from reliance on PT Group's claim of ownership over certain proprietary information, PT Group’s misrepresentation of efforts credited to prior research and development and PT Group’s failure to provide sufficient technical information on which to prepare patents to secure the technology, (ii) the return of Sonnen shares issued to PT Group as compensation for the rights licensed, (iii) injunctive relief sought to prohibit Mr. Leonard’s use of confidential information to which he is not entitled, and (iv) reasonable attorney’s fees. Sonnen expects to succeed on the merits of its claims.

NOTE 14– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events up to the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by Sonnen’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Sonnen’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Sonnen’s management concluded, as of the end of the period covered by this report, that Sonnen’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of Sonnen is responsible for establishing and maintaining adequate internal control over financial reporting. Sonnen’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Sonnen’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Sonnen’s assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Sonnen’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Sonnen’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under were:

•         Procedures for Equity Valuation.  Management has not established with appropriate rigor the procedures surrounding certain accounting judgments made by management in the preparation of financial statements, including accounting for stock options or warrants and accounting for non-cash equity transactions. The insufficiency of accounting procedures led to the identification by the auditors of required material adjustments to Sonnen’s financial statements.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that ineffective controls over period end financial disclosure and reporting processes could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of Sonnen's registered public accounting firm regarding internal control over financial reporting as management's report is not subject to attestation by Sonnen's registered public accounting firm.

Management’s Remediation Initiatives

Sonnen plans to increase its reliance on qualified accounting personnel on an outsource basis to ensure that accurate assumptions and interpretations of  GAAP accounting rules and practices are uniformly applied to its accounting reconciliation going forward in order to remediate the identified material weakness and enhance its internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each director and executive officer of the Sonnen:

Name	Age	Year Appointed	Position(s) and Office(s)
Robert Miller	56	2009	President, chief executive officer and director.
Costas Takkas	52	2009	Chief financial officer, principal accounting officer and director
Aviad Krief *	28	2006	Director

* Resigned on August 30, 2009

Robert Miller was appointed as a member of the board of directors on June 16, 2009, and as president and chief executive officer on July 27, 2009.

From 2002 to present, Mr. Miller has been a consultant to Prosper Financial, Inc., a management company that provides financial and corporate consulting services to start-up companies. Since 2007 Mr. Miller has been a director of LifeSpan BioSciences, Inc., a provider of reagents and services for proteomics and pathology. LifeSpan’s catalogue of antibodies is used for research applications including immunoblotting, immunohistochemistry, immunofluorescence, and fluorescence-activated cell sorting. Mr. Miller’s prior experience includes being (i) the founder and chairman of Crystallex International Corporation, a Canadian based gold producer, (ii) a director and financier of ZMAX Corporation, a “y2k” company, (iii) the founder and director of Nanovation Technologies Inc, a developer of fiber-optic products, and (iv) the principle financier and consultant to Asiamerica Equities Inc., a merchant bank that was based in Hong Kong. Since December of 2009 Mr. Miller has also served as an officer and director of Abakan Inc., a company invested in the development of advanced nanocomposite ceramic-metallic (cermet) coatings.

Costas Takkas was appointed as a member of the board of directors on July 27, 2009, and as chief financial officer and principal accounting officer on July 27, 2009.

Mr. Takkas, a practicing Chartered Accountant, brings to Sonnen over 25 years of financial experience and expertise. He has acted as a director and officer of numerous development-stage public companies involved with projects in the technology, mining, construction, gaming, drug development and medical equipment industries. Mr. Takkas is a member of the Institute of Chartered Accountants in England & Wales (ACA) and graduated with a B.Sc. (Honors) in Physics and an Associate Royal College of Science (ARCS) from the Imperial College of Science and Technology, University of London in 1978. Mr. Takkas is not a director of any reporting corporations other than Sonnen.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Sonnen, we are not aware of any persons who, during the period ended June 30, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

Code of Ethics

Sonnen has not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Sonnen expects to adopt a Code of Ethics in the near future.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Sonnen will be required to establish an audit committee. The board of directors has not established a compensation committee.  We intend to establish both an audit and compensation committee over the next twelve months.

Director Compensation

Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings but are not compensated for their service as directors. Sonnen may compensate directors in the future.

Compensation Committee Deliberations and Insider Participation

Deliberations were conducted within the current period in connection with Sonnen’s intent to enter into an employment agreement with its president and chief executive officer. An employment agreement was executed with Mr. Miller on January 1, 2010 for a renewable one year term that included a salary of $90,000 per annum terminable at the option of Sonnen immediately with cause or on thirty days written notice. The agreement with Sonnen’s chief executive officer was terminated on May 15, 2010 in response to the civil complaint filed against the purported owners of the licensed technology. Sonnen’s chief executive officer currently serves without executive compensation.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Since Sonnen has had limited operations, little compensation was paid as of the annual periods ended June 30, 2010, 2009, and 2008 to retain the services of its current and former executive officers. Nonetheless, Sonnen did enter into an employment agreement with its current chief executive officer and a consulting agreement with its current chief financial officer though the employment agreement was terminated as of the end of the current period. Our chief executive officer now serves without executive compensation and will continue to do so until such time as Sonnen moves forward with its plan of operation.

The amounts we deem appropriate to compensate executive officers may change with a return to full operations in accordance with market forces though we have no specific formula to determine future compensation. Executive compensation will include salaries or consulting fees, options and other compensatory elements for our executive officers and any future executive employees. Decisions as to executive compensation will be based on the type of operations, the scale of those operations and available capital resources.

Tables

The following table provides summary information for the fiscal years ended June 30, 2010, 2009, and 2008 concerning cash and non-cash compensation paid or accrued by Sonnen to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Miller: CEO, and director[1]	2010 2009 2008	31,500[4] - -	- - -	- - -	503,754[9] - -	- - -	- - -	82,056[5] - -	617,310 - -
Aviad Krief: director and former CEO, CFO, PAO[2]	2010 2009 2008	- - -	- - -	- - -	- - -	- - -	- - -	- - $10,000[3]	- - 10,000
Costas Takkas: former CFO, PAO and director[6]	2010 2009 2008	- - -	- - -	- - -	503,754[8] - -	- - -	- - -	107,784[7] - -	611,538 - -

(1)   Robert Miller was appointed as president and chief executive officer on July 27, 2009, on the resignation of Aviad Kreif.

(2)   Aviad Krief resigned as chief executive officer, chief financial officer and principal accounting officer on July 27, 2009. He resigned as a director on August 30, 2009.

(3)   Aviad Krief was paid for consulting services.

(4)   Robert Miller’s employment agreement was terminated effective May 15, 2010.

(5)   Prosper Financial, Inc., an entity related to Robert Miller, was paid for consulting services and the use of office space.

(6)   Costas Takkas was appointed as chief financial officer, principal accounting officer and director on July 27, 2009.

(7)   Costas Takkas was paid for consulting services for $96,000 and reimbursed for medical expenses for $11,784.

(8)   Costas Takkas was granted 500,000 options that vest in equal increments over three years to purchase shares of common stock at $1.00 per share on or before August 31, 2019. None of the options had vested as of June 30, 2010.

(9)   Robert Miller is a beneficial owner of 500,000 options held by Prosper Financial, Inc.

The following table provides summary information for the fiscal year ended June 30 2010 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Sonnen to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
NName	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	E EEquity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Miller[1]	80	8500,000	--	01.00	August 31, 2019	--	--	--	--
Costas Takkas	50	5 500,000	--	01.00	August 31, 2019	--	--	--	--

(1)     Robert Miller is a beneficial owner of 500,000 options held by Prosper Financial, Inc.

Executive compensation paid to or accrued to our chief executive officer for the year ended June 30, 2010 was $617,310 as compared to $0 for the year ended June 30, 2009 and $10,000 for the year ended June 30, 2008. The increase in executive compensation over the comparative periods is in connection with the appointment of our chief executive officer and his efforts to advance Sonnen’s business plan. Executive compensation paid to our chief executive officer in the current period was comprised of a salary and consulting fees of $72,750, in addition to consulting fees and lease payments of $40,806 (paid to a related party). Executive compensation also included beneficial ownership of 500,000 options valued at $503,754 to purchase shares of Sonnen’s common stock held by a related party that vest over three years with an exercise price of $1.00 exercisable until August 31, 2019. As of June 30, 2010 none of the options had vested. Further, due to a suspension of research and development operations our chief executive officer’s employment agreement was terminated on May 15, 2010. We expect to enter into a new employment agreement with our chief executive officer on a return to research and development activities.

Executive compensation paid or accrued to our chief financial officer and principal accounting officer for the year ended June 30, 2010 was $107,784 as compared to $0 for the year ended June 30, 2009 and $0 for the year ended June 30, 2008. The increase in compensation over the comparative periods is in connection with the appointment of our chief financial officer and principal accounting officer and his efforts to advance Sonnen’s business plan. Executive compensation paid to our chief financial officer and principal accounting officer in the current period was comprised of consulting fees of $96,000, medical expenses reimbursement and 500,000 stock options to purchase shares of Sonnen’s common stock held by a related party that vest over three years with an exercise price of $1.00 exercisable until August 31, 2019.  As of June 30, 2010 none of the options had vested. We expect compensation for our chief financial officer and principal accounting officer to remain relatively consistent with that amount paid or accrued within the year ended June 30, 2010.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Sonnen had an employment agreement with one of its executive officers over the current period and has a consulting agreement with another of its executive officers. Neither the employment agreement, which has since terminated, nor the consulting agreement provides for any arrangement or plan pursuant to which Sonnen is obligated to provide pension, retirement or similar benefits to these executive officers. Further, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. Nevertheless, the consulting agreement does provide for the grant of stock options and additional options may be granted at the discretion of our board of directors in the future.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Sonnen’s 67,893,000 shares of common stock issued and outstanding as of October 12, 2010 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership[1]	Percent of Class
Common Stock	Robert Miller 4801 Alhambra Circle Coral Gables, Florida 33146	25,000,000[2]	37%
Common Stock	Costas Takkas 105 Marbel Drive P.O. Box 1436 GT Grand Cayman, Cayman Islands British West Indies	16,000,000[3]	23%
Common Stock	All Executive Officers and Directors as a Group	41,000,000	60%

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

(2)     Robert Miller is a beneficial owner of 25,000,000 shares held by Ms. Maria Maz, to whom Mr. Miller is married and 500,000 options held by Prosper Financial, Inc., an entity owned by Ms. Maz, that vest in equal increments over three years to purchase shares of common stock at $1.00 per share on or before August 31, 2019.

(3)     Costas Takkas was granted 500,000 options that vest in equal increments over three years to purchase shares of common stock at $1.00 per share on or before August 31, 2019.

Changes in Control

None.

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

On January 1, 2010, Robert Miller, an officer and director of Sonnen, entered into an employment agreement in connection with his service as chief executive officer. The employment agreement provided for a salary, the future grant of stock options, a provision for the payment of a bonus and entitlement to any benefits, including health insurance that might be offered by Sonnen.

On October 1, 2009, Sonnen entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of its chief executive officer and one of its directors. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of office space.

On July 27, 2009, Costas Takkas, an officer and director of Sonnen, entered into a consulting agreement with us in connection with his appointment as chief financial officer and principal accounting officer. The consulting agreement provides for a monthly fee that graduates over the term of the agreement, the grant of stock options that vest over time, a provision for the payment of a bonus and entitlement to any benefits, including health insurance that might be offered by Sonnen.

On September 12, 2009, Costas Takkas, an officer and director of Sonnen, purchased of 16,000,000 shares of our common stock from a former director.

On June 16, 2009, Ms. Maria Maz, to whom Robert Miller, an officer and director of the Sonnen, is married, purchased 25,000,000 shares of our common stock from a former director.

Director Independence

Our common stock is listed on the OTCQB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we had no independent directors as of June 30, 2010.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BehlerMick PC and Dohan + Company CPA’s for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2010 Fees ($)	Fiscal 2009 Fees ($)
Audit Fees	0	19,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by BehlerMick PC and Dohan + Company CPA’s in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

Sonnen did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided to Sonnen by BehlerMick PC and Dohan + Company CPA’s, as detailed above, were pre-approved by Sonnen’s board of directors. BehlerMick PC and Dohan + Company CPA’s performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-22, and are included as part of this Form 10-K:

Financial Statements of Sonnen for the years ended June 30, 2010 and 2009:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-K, and are incorporated herein by this reference.

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

Sonnen Corporation	Date
/s/ Robert Miller By: Robert Miller Its: President, Chief Executive Officer and Director	October 12, 2010
/s/ Costas Takkas By: Costas Takkas Its: Chief Financial Officer, Principal Accounting Officer and Director	October 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert Miller Robert Miller President, Chief Executive Officer and Director	October 12, 2010
/s/ Costas Takkas Costas Takkas Chief Financial Officer, Principal Accounting Officer and Director	October 12, 2010

INDEX TO EXHIBITS

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

10(i)*               Licensing Agreement between the Company, the Company’s wholly owned subsidiary, and P.T. Group, Ltd., dated July 27, 2009, incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10(ii)*              Consulting Agreement between the Company and Costas Takkas, dated July 27, 2009, incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10(iii)*             Employment Agreement between the Company and Paul Leonard dated July 27, 2009, incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10(iv)*             Employment Agreement between the Company and David Greenbaum dated August 1, 2009, incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.

10(v)*              Consulting Agreement between the Company and Carol Laws dated August 1, 2009, incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.

10(vi)*             Consulting Agreement between the Company and Backend Technologies, LLC dated August 5, 2009, incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.

10(vii)*            Employment Agreement between the Company and Robert H. Miller dated January 1, 2010, incorporated by reference to the Company’ Form 10-Q filed with the Commission on November 23, 2010.

21*                  Subsidiaries of the Company, incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

31(i)                 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)                Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)                 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)                Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.