Form 10-Q
period 2010-09-30
SONNEN Corp
filed 2010-11-15
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 .

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-52803

SONNEN CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0514037 (I.R.S. Employer Identification No.)

2665 S. Bayshore Drive, Suite 450, Miami, Florida  33133

 (Address of principal executive offices)    (Zip Code)

(305) 529-4888

 (Registrant’s telephone number, including area code)

2829 Bird Avenue, Suite 12, Miami, Florida  33133

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at November 12, 2010, was 67,893,000.

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

SONNEN CORPORATION AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 280	$ 840
Prepaid expenses (Note 5)	10,959	8,332
Total Current Assets	11,239	9,172

OTHER ASSETS
Office furniture and equipment, net (Note 4)	1,273	1,427
Total Other Assets	1,273	1,427

Total Assets	$ 12,511	$ 10,599

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 87,712	$ 96,490
Accounts payable - related parties	118,164	82,130
Accrued payroll	13,283	13,283
Accrued liabilities - related parties	4,500	8,500
Notes payable (including accrued interest of $13,766)	315,709	273,012

Total Current Liabilities	539,367	473,415

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 250,000,000 shares
authorized, 67,893,000 issued and outstanding	6,789	6,789
Paid-in capital	2,131,102	1,981,071
Accumulated deficit during the development stage	(2,664,748)	(2,450,678)

Total Stockholders' (Deficit)	(526,856)	(462,817)

Total Liabilities and Stockholders' (Deficit)	$ 12,511	$ 10,599

The accompanying notes are an integral part of these consolidated financial statements.

4

SONNEN CORPORATION & SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
			Cumulative
			amounts from
			development stage
			activities
	For the three months ended		(November 16, 2006 through
	September 30,		September 30,
	2010	2009	2010)

REVENUES	$ -	$ -	$ -
GENERAL & ADMINISTRATIVE EXPENSES
Organization costs	-	-	640
General and administrative	1,199	13,947	88,672
Professional fees	10,643	48,435	260,611
Consulting fees	-	83,927	280,727
Consulting and professional fees - related parties	46,000	-	336,250
Compensation and related taxes and benefits	150,030	-	885,317
Transfer fees	300	3,396	8,349
Depreciation	154	-	580
Research & development	35	51,374	167,595
Total General & Administrative Expenses	208,362	201,079	2,028,742

Loss before other income (expense)	(208,362)	(201,079)	(2,028,742)

Interest income/ (expense)	(5,708)	-	(12,455)
Loss on foreign currency exchange	-	-	(1,551)
Impairment loss on asset	-	-	(672,000)
Other income	-	-	50,000

Loss before provision for income taxes	(214,070)	(201,079)	(2,664,748)

Provision for income taxes	-	-	-

NET LOSS	$ (214,070)	$ (201,079)	$ (2,664,748)
NET LOSS PER SHARE - BASIC AND DILUTED	*	*
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	67,893,000	65,107,457

* = less than $(.01) per share

The accompanying notes are an integral part of these consolidated financial statements

5

SONNEN CORPORATION AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			Cumulative
			amounts from
			development
			stage activities
	For the three months ended		(November 16, 2006 through
	September 30,		September 30,
	2010	2009	2010)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$(214,070)	$(201,079)	$(2,664,748)
Adjustments to reconcile net loss to net cash provided (used) by development stage activities:
Depreciation	154	-	580
Stock options vested	150,030	-	795,351
Stock issued for services	-	-	101,000
Impairment loss on asset	-	-	672,000
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	-	(259,296)	-
Increase in prepaid expenses	(2,627)	(165,000)	(10,959)
Increase in accounts payable	(8,777)	58,369	125,075
Increase in accounts payable - related parties	36,033	24,000	118,163
Increase in accrued liabilities	-	24,000	13,283
Increase in accrued interest	5,696	-	13,766
Total adjustments	180,510	(317,927)	1,828,260
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(33,560)	(519,006)	(836,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,853)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net	37,000	10,000	280,660
Proceeds from notes payable - related parties	-	-	38,500
Repayments from notes payable - related party	(4,000)	-	(50,079)
Proceeds from sale of common stock, net of offering costs	-	500,000	569,540
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,000	510,000	838,621

NET INCREASE IN CASH AND CASH EQUIVALENTS	(560)	(9,006)	280
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	840	9,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$280	$(6)	$280

Supplemental Disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non-cash Disclosures:
Payments made by related party on behalf of the Company:
Increase in notes payable - related parties	$-	$-	$21,079
Decrease in accounts payable - related parties	$-	$-	$(11,079)
Increase in prepaid expenses	$-	$-	$(10,000)
To apply balance owed to a related party to accounts receivable:
Decrease in accounts receivable - related party	$-	$-	$40,000
Repayments of note payable - related party	$-	$-	$(40,000)
Stock issued for licensing agreement rights	$-	$672,000	$672,000

The accompanying notes are an integral part of these consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 and 2009

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

On November 9, 2009, the Company formed a Scientific Advisory Board to support the Company with its research, development, and commercialization efforts through advice, counsel, and direct participation utilizing the industry expertise and professional and academic backgrounds of its Scientific Advisory Board members pursuant to its current business plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2010, and the results of its operations and cash flows for the three months ended September 30, 2010, have been made.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2010, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At September 30, 2010, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 and 2009

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

Recent Accounting Pronouncements

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

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements - continued

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative net loss for the period from inception (November 16, 2006) through September 30, 2010 of $2,664,748, a working capital deficit of $528,128 and negative cash flows from development stage activities of $33,560. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2010:

Computer equipment and software	$1,853
Less: Accumulated depreciation	(580)
Total property and equipment, net	$1,273

In the period ended December 31, 2009, the Company purchased two laptop computers and a scanner for our offices that will be depreciated over three years on a straight line basis. Depreciation expense for the three months ended September 30, 2010 and 2009 was $154 and $0, respectively.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 and 2009

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of the following at September 30:

		2010
Hall, Lamb and Hall	Prepayment retainer for legal fees	$4,875
BehlerMick PS	Prepayment retainer for Accounting fees	4,985
Haynes and Boone, LLP	Prepayment retainer for legal fees	1,099
	Total	$10,959

		2009
Ely Zborovsky	Prepayment retainer for legal fees	$15,000
W.L. Macdonald Law Corporation	Prepayment retainer for legal fees	5,000
Haynes and Boone, LLP	Prepayment retainer for legal fees	25,000
Backend Technology	Prepayment retainer for Consulting fees	120,000
	Total	$165,000

NOTE 6 – NOTES PAYABLE

On July 8, 2010, the Company received an advance on an interest bearing promissory note of $12,000 from an unrelated entity. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum. Interest of $224 for the three months ended September 30, 2010 has been accrued.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of $25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Interest of $56 for the three months ended September 30, 2010 has been accrued.

NOTE 7 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of September 30, 2010, there are no classes of preferred stock designated and none are outstanding. As of September 30, 2010 and 2009, there are 67,893,000 and 67,793,000 shares issued and outstanding, respectively.

Common Stock Issuances and Warrants Granted

For the three months ended September 30, 2010 there were no share issuances.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 and 2009

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

On November 9, 2009, the Company authorized the grant of an additional one hundred thousand (100,000) Options with an exercise price of $1.25 per share pursuant to the Plan. This bock of Options vest over a two year period through November 9, 2010, in equal increments of one-half of potentially exercisable Options each year or in full if involuntarily terminated.

On January 1, 2010, the Company authorized the grant of an additional one hundred thousand (100,000) Options with an exercise price of $1.25 per share pursuant to the Plan. This block of Options vest over a two year period through January 1, 2010, in equal increments of 33.33% immediately upon signing of the agreement, and 33.33% will vest on the anniversary date of January 1, 2011, and the remaining 33.34% on the anniversary date of January 1, 2012, or in full if involuntarily terminated.

The value of employee and non-employee stock Options granted since the Plan’s inception in August 2009 is estimated in blocks using the Black-Scholes model at the grant date, with the following assumptions:

	Aug. 31, 2009	Nov. 9, 2009	Jan. 1, 2010
Volatility	188.00%	188.00%	188.00%
Expected dividends	$ 0.00	$ 0.00	$ 0.00
Expected term in years	10	10	10
Risk-free rate	3.40%	3.49%	3.84%

The volatility assumption is based upon comparable development stage companies in our standard industrial classification code. The risk-free interest rate assumption is based upon U.S. Treasury Bond interest rates appropriate for the terms of the Company’s granted Options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 and 2009

NOTE 8 – STOCK – BASED COMPENSATION - continued

A summary of the Options granted to employees and others under the Plan and changes since inception of the Plan is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at July 1, 2009	-	$-	$-
Options Granted	2,000,000	1.03	2,038,908
Options Exercised	-	1.00	-
Options Forfeited or Expired	-	1.00	-
Balance at June 30, 2010	2,000,000	$1.03	$2,038,908
Exercisable at June 30, 2010	150,000	$1.07	$162,571
Weighted average fair value of Options granted through June 30, 2010		$1.02

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at July 1, 2010	2,000,000	$1.03	$2,038,908
Options Granted	-	1.00	-
Options Exercised	-	1.00	-
Options Forfeited or Expired	200,000	1.00	201,499
Balance at September 30, 2010	1,800,000	$1.02	$1,837,409
Exercisable at September 30, 2010	683,280	$1.02	$699,848
Weighted average fair value of Options granted through September 30, 2010		$1.02

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 and 2009

NOTE 8 – STOCK – BASED COMPENSATION - continued

The following table summarizes information about Options under the Plan that were outstanding at September 30, 2010:

Outstanding Options					Options Exercisable
Exercise Price	Number Outstanding at Sept. 30, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at Sept. 30, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00	1,600,000	10.00	$1.00	$1,611,993	533,280	$1.00	$537,277
$1.25	200,000	10.00	$1.25	$225,416	150,000	$1.08	$162,571
	1,800,000	10.00	$1.02	$1,837,409	683,280	$1.02	$699,848

The total value of all employee and non-employee stock Options granted from the inception of the plan was $1,837,409.

During the three months ended September 30, 2010, the Company recorded $150,030 and $-0-, respectively, in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

At September 30, 2010 there was $1,042,058 of total unrecognized compensation cost related to stock options granted under the Plan.  That cost is expected to be recognized pro-rata according to the vesting schedules through January 1, 2012.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010. As of September 30, 2010, this related party had a balance due of $2,944, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extends through December 31, 2009. As of September 30, 2010, this related party had a balance due of $34,206, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2010 and 2009

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

Consulting Agreements – continued

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010. As of September 30, 2010, this related party had a balance due of $65,350, which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the Head of Research that calls for monthly compensation of $6,000 and extends through December 31, 2009. As of September 30, 2010, this related party had a balance due of $1,840, and is reflected in accounts payable – related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Breach of Contract Claim

On February 6, 2010, PT Group notified the Company of a purported breach of contract items including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The licensing agreement allows for a ninety day period in which to cure purported breaches. The Company’s management and board of directors have reason to believe that PT Group may not be the rightful owner of the intellectual property licensed under this licensing agreement.

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

As a result of this discovery, the Company impaired the entire $672,000 book value of the license agreement.

NOTE 11– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. Information presented herein is based on the three month period ended September 30, 2010. Our fiscal year-end is June 30.

Discussion and Analysis of the Company’s Plan of Operation

The Company’s plan of operation for the coming year is to resume research and development into improving catalysts for the utilization of fuel-cells and related catalysis fields such as emission abatement and ceramic technologies. We have not generated any revenue since inception.

Business Strategy

The Company’s plan of operation begins with the resumption of intensive research and development activities during which time we will take steps to develop and lay the ground work to develop or acquire a portfolio of proprietary technology that can be commercialized over the near term.

Research and Development

The Company has suspended its development plan for the fuel cell technology licensed from PT Group, Limited (“PT Group”). While awaiting resolution of the uncertainties surrounding the licensing agreement, the Company intends to identify, acquire and develop alternative innovative technologies that it might advance to commercial applications.

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

Marketing

In the event a commercially viable product or products is ready to be manufactured, we intend to implement a public awareness campaign to educate consumers, industry leaders and government representatives alike as to the benefits of our technology for a variety of applications. We expect to conduct such a campaign with the benefit of press releases, contributions to scientific publications, meetings with environmental groups and general advertising within mass media markets. We anticipate a response that will include extensive media coverage, scientific community scrutiny, and support from the environmental lobby.

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

Business Strategy Risks

The Company’s business development strategy is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated development of advanced energy enhanced technology. Historically, the Company has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations that any technology the Company might develop will be commercially developed or that it will be sufficient to generate the revenue required for its operations. Should we be unable to generate cash flow, the Company may be forced to seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.

Results of Operations

Net Losses

For the period from inception (November 16, 2006) until September 30, 2010, the Company incurred net losses of $2,664,748. Net losses for the three months ended September 30, 2010, were $214,070 as compared to $201,079 for the three months ended September 30, 2009. The increase in net losses over the comparative periods can be attributed to an increase in general and administrative expenses.

We will continue to operate at a loss through fiscal 2011 and due to the suspension of our research and development operations cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

For the period from inception (November 16, 2006) until September 30, 2010, the Company incurred general and administrative expenses of $2,028,742. General and administrative expenses for the three months ended September 30, 2010, were $208,362 as compared to $201,079 for the three months ended September 30, 2009. The increase in general and administrative expenses over the comparative periods is primarily attributable to an increase in compensation and related taxes and benefits. General and administrative expenses include professional fees, consulting fees, compensation, and research and development expenses. We expect general and administrative expenses to decrease in the near term as a reflection of the termination of various consulting agreements. Over the long term operating expenses are expected to increase as the Company acts to develop new technologies.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material affect on operations for the period from November 16, 2006 (inception) to September 30, 2010.

Capital Expenditures

The Company has not spent significant amounts of capital for the period from November 16, 2006 (inception) to September 30, 2010.

Liquidity and Capital Resources

The Company had a working capital deficit of $528,128, current assets of $11,239 and total assets of $12,511 at September 30, 2010. The Company had current and total liabilities of $539,367 at September 30, 2010 that consisted of accounts payable, notes payable, accrued payroll and accrued liabilities.

The Company’s shareholder deficit was $526,856 as of September 30, 2010.

For the period from inception (November 16, 2006) until September 30, 2010, the Company’s cash flow used in development stage activities was $836,488. Cash flows used in development stage activities for the three months ended September 30, 2010, were $33,560 as compared to $519,006 for the three months ended September 30, 2009. The decrease in cash flow used in development stage activities over the comparative periods can be primarily attributed to a gain from adjustments to cash provided by stock options vested in the current period and an elimination of changes to assets from accounts receivables in the current period. The Company expects that cash flow used in operating activities will remain steady in the near term.

For the period from inception until September 30, 2010, the Company’s cash flow used in investing activities was $1,853. Cash flows used in investing activities for the three months ended September 30, 2010 and 2009 was $0. The Company expects that cash flow used in investing activities will increase in future periods.

For the period from inception until September 30, 2010, the Company’s cash flow provided by financing activities was $838,621. Cash flows provided by financing activities for the three months ended September 30, 2010 were $33,000 as compared to $510,000 for the three months ended September 30, 2009. The Company expects that cash flow provided by financing activities will increase over the near term as it looks to resume research and development activities in connection with the development of new technologies.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to realize at least $500,000 in debt or equity financing over the next twelve months to fund our continued operations.  The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Furthermore, no assurances can be given that such funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no such agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its ability to remain a technology development company and effect its plan of operation.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2010.

Commitments for future capital expenditures were not material as of September 30, 2010.

The Company had no contractual commitment with any of its officers or directors as of September 30, 2010.

The Company had no current plans for the purchase or sale of any plant or equipment as of September 30, 2010.

The Company has no plans to make any changes in the number of employees as of September 30, 2010.

Off Balance Sheet Arrangements

As of September 30, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditor has included an explanatory paragraph in its report as to the Company’s ability to continue as a going concern as a result of net losses of $2,380,655 as of June 30, 2010, which losses have increased to 2,664,748 as of September 30, 2010. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of new technologies; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements the Company for the years ended June 30, 2010 and 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

ITEM 4.          CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since November 16, 2006, our expenses have resulted in continuing losses and an accumulated deficit of $2,664,748 at September 30, 2010. We expect operating losses to diminish in the near term until such time as we resume research and development efforts.  Further we expect losses to continue over the long term until such time, if ever, that we are able to build our business to the point of commercializing a technology. Our only expectation of future profitability is dependent upon this result and there is no assurance that even in the event we are able to commercialize a technology that revenue from sales related to that success will be sufficient to satisfy operating costs and produce a profit.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report on our audited financial statements for the period ended June 30, 2010, includes an explanatory paragraph that notates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. If we are not able to continue as a going concern, it is likely that the Company will cease operations and our shareholders will lose their investments.

21

Risks Related to the Development of Technologies

General economic conditions will affect the Company’s operations.

Changes in the general domestic and international climate may adversely affect the Company’s financial performance. Factors that may contribute to a change in the general economic climate include industrial disputes, interest rates, inflation, international currency fluctuations and political and social reform. Further, the delayed revival of the global economy is not conducive to rapid growth, particularly of technology companies though we believe that as the world becomes more environmentally conscious, that governments are under increasing pressure to develop environmentally cleaner alternatives for generating electricity. Fuel cell technology is generally seen as a promising alternative. Despite this shift to environmental consciousness there is no assurance that governments will elect to develop cleaner energy alternatives such as fuel cell technology.

Environmental laws and other governmental legislation may affect our business.

Should the technology we decide to develop not comply with applicable environmental laws or if the Company is exposed to liability claims, its business and financial results could be seriously harmed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Furthermore, changes in legislation and government policy could also negatively impact us. The Company is currently unaware of any introduced or proposed bills, or policy, that may cause any specific changes to its operations. However, no assurance can be given that we will be able to obtain any necessary license required in the future, or that future changes in laws or government policies affecting any technology we might develop, or products we might market, will not impose additional regulatory requirements on the Company, intensify competition in the fuel cell technology industry or otherwise have a material adverse effect on our business, financial condition and results of operations.

There are significant commercialization risks related to technological businesses.

The industry in which we operate is characterized by the continual search for technological advances that deliver improved reliability, lower emission levels and reduced cost. Our growth and future financial performance will depend on the Company’s ability to enhance the licensed technology for the purpose of developing and introducing products that keep pace with technological developments and evolving industry requirements. Should we be unable to keep pace with outside technological developments such failure will have a material adverse effect on its business. The research and development required to commercialize products requires significant investment and innovation to keep pace with technological developments. Should the Company fail to anticipate or respond adequately to technological developments, or if the Company experiences significant delays in product development, its products may become obsolete. Should the Company’s products not keep pace with technological developments or fail to gain widespread market acceptance there is a significant likelihood that we may not be able to sustain our business.

We face competition.

We may face competition from both conventional electricity generating technology and fuel cell technology companies, including competitors which may have greater research and development, management, financial, technical, manufacturing, marketing, sales, and other resources than those currently available to us. There can be no assurance that we will be able to compete successfully against our current and future competitors.

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

The market for our common stock on the Over the Counter Bulletin Board is limited to sporadic trading which may result in future volatility in the market price of our stock. Due to these factors our shareholders may face extraordinary difficulties in selling the Company’s shares in an orderly and timely manner.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10‑Q, and are incorporated herein by this reference.

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnen Corporation Registrant
November 15, 2010 Date	/s/ Robert Miller Robert Miller Chief Executive Officer and Director
November 15, 2010 Date	/s/ Costas Takkas Costas Takkas Chief Financial Officer, Principal Accounting Officer and Director

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