Form 10-Q
period 2010-12-31
SONNEN Corp
filed 2011-02-14
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at February 10, 2011, was 67,893,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	4

	Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009, and cumulative amounts from development stage activities (November 16, 2006 through December 31, 2010)	5

	Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009, and cumulative amounts from development stage activities (November 16, 2006 through December 31, 2010)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	(Removed and Reserved)	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

Index to Exhibits		26

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

SONNEN CORPORATION AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 154	$ 840
Prepaid expenses (Note 5)	1,098	8,332
Total Current Assets	1,251	9,172

OTHER ASSETS
Office furniture and equipment, net (Note 4)	1,118	1,427
Total Other Assets	1,118	1,427

Total Assets	$ 2,370	$ 10,599

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 117,389	$ 96,490
Accounts payable - related parties	180,169	82,130
Accrued payroll	13,283	13,283
Accrued liabilities - related parties	4,500	8,500
Notes payable (including accrued interest of $13,766)	331,882	273,012

Total Current Liabilities	637,222	473,415

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 250,000,000 shares
authorized, 67,893,000 issued and outstanding	6,789	6,789
Paid-in capital	2,281,133	1,981,071
Accumulated deficit during the development stage	(2,922,774)	(2,450,678)

Total Stockholders' (Deficit)	(634,852)	(462,817)

Total Liabilities and Stockholders' (Deficit)	$ 2,370	$ 10,599

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION & SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					Cumulative
					amounts from
					development stage
					activities
	For the three months ended		For the six months ended		(November 16, 2006
	December 31,		December 31,		through
	2010	2009	2010	2009	December 31, 2010)
REVENUES	$ -	$ -	$ -	$ -	$ -
GENERAL & ADMINISTRATIVE EXPENSES
Organization costs	-	-	-	-	640
General and administrative	816	29,165	2,015	43,112	89,488
Professional fees	46,476	35,179	57,119	83,614	307,087
Consulting fees	-	76,400	-	160,327	280,727
Consulting and professional fees - related parties	54,000	203,500	100,000	203,500	390,250
Compensation and related taxes and benefits	150,031	757,424	300,061	757,424	1,035,348
Transfer fees	305	498	605	3,894	8,654
Depreciation	155	117	309	117	735
Research & development	72	13,606	107	64,980	167,666
Total General & Administrative Expenses	251,854	1,115,890	460,215	1,316,969	2,280,594
Loss before other income (expense)	(251,854)	(1,115,890)	(460,215)	(1,316,969)	(2,280,594)
Interest income/ (expense)	(6,173)	-	(11,881)	-	(18,628)
Loss on foreign currency exchange	-	-	-	-	(1,551)
Impairment loss on asset	-	-	-	-	(672,000)
Other income	-	-	-	-	50,000
Loss before provision for income taxes	(258,028)	(1,115,890)	(472,097)	(1,316,969)	(2,922,774)
Provision for income taxes	-	-	-	-	-
NET LOSS	$ (258,028)	$ (1,115,890)	$ (472,097)	$ (1,316,969)	$ (2,922,774)
NET LOSS PER SHARE - BASIC AND DILUTED	nil	$ (0.02)	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	67,893,000	67,793,000	67,893,000	67,793,000

The accompanying notes are an integral part of these consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			Cumulative
			amounts from
			development
			stage activities
	For the six months ended		(November 16, 2006 through
	December 31,		December 31,
	2010	2009	2010)
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$(472,097)	$(1,316,969)	$(2,922,744)
Adjustments to reconcile net loss to net cash provided (used) by development stage activities:
Depreciation	309	117	735
Stock options vested	300,061	757,424	945,382
Stock issued for services	-	-	101,000
Impairment loss on asset	-	-	672,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	7,233	(92,900)	(1,099)
Increase in accounts payable	20,899	78,126	154,751
Increase in accounts payable - related parties	96,038	32,000	180,168
Increase in accrued liabilities	-	33,793	13,283
Increase in accrued interest	11,869	466	19,939
Total adjustments	438,410	(809,026)	2,086,160
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(33,686)	(507,943)	(836,613)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,853)	(1,853)
NET CASH USED BY INVESTING ACTIVITIES	-	(1,853)	(1,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net	37,000	5,000	280,660
Proceeds from notes payable - related parties	-	-	38,500
Repayments from notes payable - related party	(4,000)	-	(50,079)
Proceeds from sale of common stock, net of offering costs	-	500,000	569,540
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,000	505,000	838,621
NET INCREASE IN CASH AND CASH EQUIVALENTS	(686)	(4,796)	154
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	840	9,000	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$154	$4,204	$154
Supplemental Disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non-cash Disclosures:
Payments made by related party on behalf of the Company:
Increase in notes payable - related parties	$-	$-	$21,079
Decrease in accounts payable - related parties	$-	$-	$(11,079)
Increase in prepaid expenses	$-	$-	$(10,000)
To apply balance owed to a related party to accounts receivable:
Decrease in accounts receivable - related party	$-	$-	$40,000
Repayments of note payable - related party	$-	$-	$(40,000)
Stock issued for licensing agreement rights	$-	$672,000	$672,000

The accompanying notes are an integral part of these consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended December 31, 2010 and 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2010, and the results of its operations and cash flows for the six months ended December 31, 2010, have been made.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2010, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At December 31, 2010, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended December 31, 2010 and 2009

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative net loss for the period from inception (November 16, 2006) through December 31, 2010 of $2,922,774, a working capital deficit of $635,971 and negative cash flows from development stage activities of $33,686. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Computer equipment and software	$1,853	$1,853
Less: Accumulated depreciation	(735)	(426)
Total property and equipment, net	$1,118	$1,427

In the period ended December 31, 2009, the Company purchased two laptop computers and a scanner for our offices that will be depreciated over three years on a straight line basis. Depreciation expense for the six months ended December 31, 2010 and 2009 was $309 and $117, respectively.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended December 31, 2010 and 2009

NOTE 5 – PREPAID EXPENSES

Prepaid expenses are comprised of the following at December 31:

		2010
Haynes and Boone, LLP	Prepayment retainer for legal fees	$1,098
	Total	$1,098

		2009
Ely Zborovsky	Prepayment retainer for legal fees	$32,900
W.L. Macdonald Law Corporation	Prepayment retainer for legal fees	5,000
Haynes and Boone, LLP	Prepayment retainer for legal fees	25,000
Backend Technology	Prepayment retainer for Consulting fees	30,000
	Total	$92,900

NOTE 6 – NOTES PAYABLE

On July 8, 2010, the Company received an advance on an interest bearing promissory note of $12,000 from an unrelated entity. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum. Interest of $469 for the six months ended December 31, 2010 has been accrued.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of $25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Interest of $739 for the six months ended December 30, 2010 has been accrued.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended December 31, 2010 and 2009

NOTE 7 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of December 31, 2010, there are no classes of preferred stock designated and none are outstanding. As of December 31, 2010 and 2009, there are 67,893,000 and 67,793,000 shares issued and outstanding, respectively.

Common Stock Issuances and Warrants Granted

For the six months ended December 31, 2010 there were no share issuances.

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

For the six months ended December 31, 2010 and 2009

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

A summary of the Options granted to employees and others under the Plan and changes since inception of the Plan is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at July 1, 2009	-	$-	$-
Options Granted	2,000,000	1.03	2,038,908
Options Exercised	-	1.00	-
Options Forfeited or Expired	-	1.00	-
Balance at June 30, 2010	2,000,000	$1.03	$2,038,908
Exercisable at June 30, 2010	150,000	$1.07	$162,571
Weighted average fair value of Options granted through June 30, 2010		$1.02

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at July 1, 2010	2,000,000	$1.03	$2,038,908
Options Granted	-	1.00	-
Options Exercised	-	1.00	-
Options Forfeited or Expired	200,000	1.00	201,499
Balance at December 31, 2010	1,800,000	$1.02	$1,837,409
Exercisable at December 31, 2010	683,280	$1.02	$699,848
Weighted average fair value of Options granted through December 31, 2010		$1.02

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended December 31, 2010 and 2009

NOTE 8 – STOCK – BASED COMPENSATION - continued

The following table summarizes information about Options under the Plan that were outstanding at December 31, 2010:

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

During the six months ended December 31, 2010 and 2009, the Company recorded $300,061 and $0, respectively, in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

At December 31, 2010 there was $892,027 of total unrecognized compensation cost related to stock options granted under the Plan.  That cost is expected to be recognized pro-rata according to the vesting schedules through January 1, 2012.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010. As of December 31, 2010, this related party had a balance due of $10,949, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extends through December 31, 2009. As of December 31, 2010, this related party had a balance due of $56,706, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended December 31, 2010 and 2009

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

Consulting Agreements – continued

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010. As of December 31, 2010, this related party had a balance due of $89,350, which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the Head of Research that calls for monthly compensation of $6,000 and extends through December 31, 2009. As of December 31, 2010, this related party had a balance due of $1,840, and is reflected in accounts payable – related parties.

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. Information presented herein is based on the three and six month periods ended December 31, 2010. Our fiscal year-end is June 30.

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

Results of Operations

Net Losses

For the period from inception (November 16, 2006) until December 31, 2010, the Company incurred net losses of $2,922,774. Net losses for the three months ended December 31, 2010, were $258,028 as compared to $1,115,890 for the three months ended December 31, 2009. Net losses for the six months ended December 31, 2010 were $472,097 as compared to net losses for the six months ended December 31, 2009 of $1,316,969. The decrease in net losses over the comparative three and six month periods can wholly be attributed to the decrease in general and administrative expenses in connection with the suspension of our development plan for a fuel cell technology based around a license from PT Group, Limited (“PT Group”).

We will continue to operate at a loss through fiscal 2011 and due to the suspension of our research and development operations cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

For the period from inception (November 16, 2006) until December 31, 2010, the Company incurred general and administrative expenses of $2,280,594. General and administrative expenses for the three months ended December 31, 2010, were $251,854 as compared to $1,115,890 for the three months ended December 30, 2009. General and administrative expenses for the six months ended December 31, 2010 were $460,215 as compared to $1,316,969 for the six months ended December 31, 2009. The decrease in general and administrative expenses over the comparative three and six periods can be primarily attributed to decreases in compensation and related taxes and benefits. General and administrative expenses include professional fees, consulting fees, compensation, and research and development expenses.

We expect general and administrative expenses to continue to decrease until such time as the Company resumes technology development activities.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material affect on operations for the period from November 16, 2006 (inception) to December 31, 2010.

Capital Expenditures

The Company has not spent significant amounts of capital for the period from November 16, 2006 (inception) to December 31, 2010.

Liquidity and Capital Resources

The Company had a working capital deficit of $635,971, current assets of $1,251 and total assets of $2,370 at December 31, 2010. The Company had current and total liabilities of $637,222 at December 31, 2010 that consisted of accounts payable, notes payable, accrued payroll and accrued liabilities.

The Company’s shareholder deficit was $634,852 as of December 31, 2010.

For the period from inception (November 16, 2006) until December 31, 2010, the Company’s cash flow used in development stage activities was $836,613. Cash flows used in development stage activities for the six months ended December 31, 2010, were $33,686 as compared to $507,943 for the six months ended December 31, 2009. Cash flow used in development stage activities over the six months ended December 31, 2010 changed from the comparable six month period due primarily to the decrease in net losses from operations.

The Company expects that cash flow will continue to be used in operating activities in the near term.

For the period from inception until December 31, 2010, the Company’s cash flow used in investing activities was $1,853. Cash flows used in investing activities for the six months ended December 31, 2010 was $0 as compared to $1,853 for the six months ended December 31, 2009. The Company expects that cash flow used in investing activities will increase in future periods.

For the period from inception until December 31, 2010, the Company’s cash flow provided by financing activities was $838,621. Cash flows provided by financing activities for the six months ended December 31, 2010 were $33,000 as compared to $505,000 for the six months ended December 31, 2009. The Company expects that cash flow provided by financing activities will remain limited until such time as it resumes development activities.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to realize at least $500,000 in debt or equity financing over the next twelve months to fund our continued operations.  The Company has no current commitments or arrangements with respect to, or immediate sources of, this funding. Furthermore, no assurances can be given that such funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no such agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its ability to remain a technology development company and effect its plan of operation.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2010.

Commitments for future capital expenditures were not material as of December 31, 2010.

The Company had no contractual commitment with any of its officers or directors as of December 31, 2010.

The Company had no current plans for the purchase or sale of any plant or equipment as of December 31, 2010.

The Company has no plans to make any changes in the number of employees as of December 31, 2010.

Off Balance Sheet Arrangements

As of December 31, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

There is substantial doubt about the Company’s ability to continue as a going concern as a result of net losses of $2,380,655 as of June 30, 2010, which losses have increased to $2,922,774 as of December 31, 2010. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of new technologies; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of the Company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since November 16, 2006, our expenses have resulted in continuing losses and an accumulated deficit of $2,922,774 at December 31, 2010. We expect operating losses to diminish in the near term until such time as we resume research and development efforts.  Further we expect losses to continue over the long term until such time, if ever, that we are able to build our business to the point of commercializing a technology. Our only expectation of future profitability is dependent upon this result and there is no assurance that even in the event we are able to commercialize a technology that revenue from sales related to that success will be sufficient to satisfy operating costs and produce a profit.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm’s report on our audited financial statements for the period ended June 30, 2010, includes an explanatory paragraph that notates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. If we are not able to continue as a going concern, it is likely that the Company will cease operations and our shareholders will lose their investments.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnen Corporation Registrant
February 10, 2011 Date	/s/ Robert Miller Robert Miller Chief Executive Officer and Director
February 10, 2011 Date	/s/ Costas Takkas Costas Takkas Chief Financial Officer, Principal Accounting Officer and Director

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