Form 10-Q
period 2011-03-31
SONNEN Corp
filed 2011-05-16
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at May 16, 2011, was 67,893,000.

TABLE OF CONTENTS PART 1- FINANCIAL INFORMATION
Item1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets for March 31, 2011(Unaudited) and June 30, 2010	4
	Unaudited Condensed Consolidated Statements of Operations for the Three and nine months ended March 31, 2011 and 2010, and cumulative amounts from development stage activities (November 16, 2006 through March 31, 2011)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine month ended March 31, 2011 and 2010, and cumulative amounts from development stage activities (November 16, 2006 through March 31, 2011)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20
	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	(Removed and Reserved)	25
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signatures	27
	Index to Exhibits	28

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

SONNEN CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$83	$840
Prepaid expenses (Note 5)	1,098	8,332
Total Current Assets	1,181	9,172

OTHER ASSETS
Office furniture and equipment, net (Note 4)	964	1,427
Total Other Assets	964	1,427

Total Assets	$2,145	$10,599

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$128,192	$96,490
Accounts payable - related parties	243,965	82,130
Accrued payroll	13,284	13,283
Accrued liabilities - related parties	4,500	8,500
Notes payable (including accrued interest of $25,977
- March 31, 2011 and $8,069 - June 30, 2010)	327,920	273,012
Total Current Liabilities	717,861	473,415

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' (DEFICIT) (Note 7)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 250,000,000 shares authorized, 67,893,000 issued and outstanding	6,789	6,789
Paid-in capital	2,431,162	1,981,071
Accumulated deficit during the development stage	(3,153,667)	(2,450,678)
Total Stockholders' (Deficit)	(715,715)	(462,817)

Total Liabilities and Stockholders' (Deficit)	$2,145	$10,599

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SONNEN CORPORATION & SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					amounts from
					development stage
					activities
	For the three months ended		For the nine months ended		(November 16, 2006 through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011)

REVENUES	$-	$-	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES
Organization costs	-	-	-	-	640
General and administrative	201	12,535	2,216	55,647	89,689
Professional fees	19,683	9,118	76,802	132,732	326,770
Consulting fees	-	118,366	-	278,693	280,727
Consulting and professional fees - related parties	54,000	84,000	154,000	247,500	444,250
Compensation and related taxes and benefits	150,030	257,842	450,091	470,322	1,185,378
Transfer fees	350	674	955	4,568	9,004
Depreciation	154	154	463	271	889
Research & development	-	111,930	107	176,910	167,666
Total General & Administrative Expenses	224,418	594,619	684,634	1,366,643	2,505,013

Loss before other income (expense)	(224,418)	(594,619)	(684,634)	(1,366,643)	(2,505,013)

Interest income/ (expense)	(6,475)	-	(18,356)	(3,474)	(25,103)
Loss on foreign currency exchange	-	-	-	-	(1,551)
Impairment loss on asset	-	(672,000)	-	(672,000)	(672,000)
Other income	-	50,000	-	50,000	50,000
Loss before provision for income taxes	(230,893)	(1,216,618)	(702,990)	(1,992,116)	(3,153,667)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(230,893)	$(1,216,618)	$(702,990)	$(1,992,116)	$(3,153,667)

NET LOSS PER SHARE - BASIC AND DILUTED	nil	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	67,893,000	67,874,111	67,893,000	66,917,927

SEE ACCOMPANYING CONDENSED NOTES TO CONOLIDATED FINANCIAL STATEMENTS.

SONNEN CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			Cumulative
			amounts from
			development stage
			activities
	For the nine months ended		(November 16, 2006 through
	March 31,		March 31,
	2011	2010	2011)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net (loss) from development stage activities	$(702,990)	$(1,992,116)	$(3,153,667)
Adjustments to reconcile net loss to net
cash provided (used) by development stage activities:
Depreciation	463	271	889
Stock options vested	450,092	418,600	1,095,413
Stock issued for services	-	75,000	101,000
Impairment loss on asset	-	672,000	672,000
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	-	(50,000)	-
Increase in prepaid expenses	7,233	(5,029)	(1,099)
Increase in accounts payable	31,702	90,657	165,554
Increase in accounts payable - related parties	161,834	8,791	243,964
Increase in accrued liabilities	-	9,865	13,283
Increase in accrued liabilities - related parties	-	52,839	-
Increase in accrued interest	17,908	3,408	25,978
Total adjustments	669,232	1,276,401	2,316,982
NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES	(33,757)	(715,714)	(836,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,853)	(1,853)
NET CASH USED BY INVESTING ACTIVITIES	-	(1,853)	(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net	37,000	198,660	280,660
Proceeds from notes payable - related parties	-	30,000	38,500
Repayments from notes payable - related party	(4,000)	(6,079)	(50,079)
Proceeds from sale of common stock, net of offering costs	-	500,000	569,540
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,000	722,581	838,621

NET INCREASE IN CASH AND CASH EQUIVALENTS	(757)	5,014	83
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	840	9,000	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83	$14,013	$83

Supplemental Disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash Disclosures:
Payments made by related party on behalf of the Company:
Increase in notes payable - related parties	-	21,079	21,079
Decrease in accounts payable - related parties	-	(11,079)	(11,079)
Increase in prepaid expenses	-	(10,000)	(10,000)
To apply balance owed to a related party to accounts receivable:
Decrease in accounts receivable - related party	-	40,000	40,000
Repayments of note payable - related party	-	(40,000)	(40,000)
Stock issued for licensing agreement rights	$-	$672,000	$672,000

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2011 and 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2011, and the results of its operations and cash flows for the nine months ended March 31, 2011, have been made.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2010, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At March 31, 2011, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sonnen Corporation and Sonnen One, Inc., its wholly-owned subsidiary. All material intercompany accounts and transactions between the Companies for the periods presented have been eliminated in consolidation.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2011 and 2010

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative net loss for the period from inception (November 16, 2006) through March 31, 2011 of $3,153,667, a working capital deficit of $716,680 and negative cash flows from development stage activities of $33,757. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Computer equipment and software	$1,853	$1,853
Less: Accumulated depreciation	(889)	(426)
Total property and equipment, net	$964	$1,427

In the period ended December 31, 2009, the Company purchased two laptop computers and a scanner for our offices that will be depreciated over three years on a straight line basis. Depreciation expense for the nine months ended March 31, 2011 and 2010 was $463 and $271, respectively.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2011 and 2010

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of the following:

		March 31, 2011
Haynes and Boone, LLP	Prepayment retainer for legal fees	$1,098
	Total	$1,098

		December 31, 2010
Hall, Lamb, and Hall	Prepayment retainer for legal fees	$4,875
W.L. MacDonald Corp.	Prepayment retainer for legal fees	2,358
Haynes and Boone, LLP	Prepayment retainer for legal fees	1,099
	Total	$8,332

NOTE 6 – NOTES PAYABLE

On July 8, 2010, the Company received an advance on an interest bearing promissory note of $12,000 from an unrelated entity. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum. Interest of $709 for the nine months ended March 31, 2011 has been accrued.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of $25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Interest of $1,067 for the nine months ended March 31, 2011 has been accrued.

NOTE 7 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of March 31, 2011 and 2010, none are issued and outstanding. As of March 31, 2011 and 2010, there are 67,893,000 and 67,893,000 shares issued and outstanding, respectively.

Common Stock Issuances and Warrants Granted

For the nine months ended March 31, 2011 there were no share issuances.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2011 and 2010

NOTE 8 – STOCK – BASED COMPENSATION

On August 31, 2009, the Company adopted the Company’s 2009, Stock Option Plan (the “Plan”) in an effort to promote the interests of the Company by providing eligible persons and companies with the opportunity to acquire or increase a proprietary interest in the Company through the grant of up to five million (5,000,000) non-statutory stock options (the “Options”) as an incentive for the eligible persons to continue their employment or service. On August 31, 2009, the Company authorized the grant of an aggregate of one million eight hundred thousand (1,800,000) Options with an exercise price of $1.00 per share pursuant to the Plan. This block of Options vest over a three year period through August 31, 2012, in equal increments of one-third of potentially exercisable Options each year or in full if involuntarily terminated.

On November 9, 2009, the Company authorized the grant of an additional one hundred thousand (100,000) Options with an exercise price of $1.25 per share pursuant to the Plan. This bock of Options vest over a one year period through November 9, 2010, in equal increments of one-half of potentially exercisable Options each year or in full if involuntarily terminated.

On January 1, 2010, the Company authorized the grant of an additional one hundred thousand (100,000) Options with an exercise price of $1.25 per share pursuant to the Plan. This block of Options vest over a two year period through January 1, 2011, in equal increments of 33.33% immediately upon signing of the agreement, and 33.33% will vest on the anniversary date of January 1, 2011, and the remaining 33.34% on the anniversary date of January 1, 2012, or in full if involuntarily terminated.

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2011 and 2010

NOTE 8 – STOCK – BASED COMPENSATION - continued

A summary of the Options granted to employees and others under the Plan and changes since inception of the Plan is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at July 1, 2009	-	$-	$-
Options Granted	2,000,000	1.03	2,038,908
Options Exercised	-	1.00	-
Options Forfeited or Expired	-	1.00	-
Balance at June 30, 2010	2,000,000	$1.03	$2,038,908
Exercisable at June 30, 2010	150,000	$1.07	$162,571
Weighted average fair value of Options granted through June 30, 2010		$1.02

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at July 1, 2010	2,000,000	$1.03	$2,038,908
Options Granted	-	1.00	-
Options Exercised	-	1.00	-
Options Forfeited or Expired	(200,000)	1.00	(201,499)
Balance at March 31, 2011	1,800,000	$1.02	$1,837,409
Exercisable at March 31, 2011	683,280	$1.02	$699,848
Weighted average fair value of Options granted through March 31, 2011		$1.02

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2011 and 2010

NOTE 8 – STOCK – BASED COMPENSATION - continued

The following table summarizes information about stock Options under the Plan that were outstanding at March 31, 2011:

Outstanding Options					Options Exercisable
Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at March 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00	1,600,000	10.00	$1.00	$1,611,993	533,280	$1.00	$537,277
$1.25	200,000	10.00	$1.25	$225,416	150,000	$1.08	$162,571

	1,800,000	10.00	$1.02	$1,837,409	683,280	$1.02	$699,848

The total value of all employee and non-employee stock Options granted from the inception of the plan was $1,837,409.

During the nine months ended March 31, 2011 and 2010 the Company recorded $450,091 and $418,600, respectively, in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

At March 31, 2011 there was $741,997 of total unrecognized compensation cost related to stock options granted under the Plan.  That cost is expected to be recognized pro-rata according to the vesting schedules through August 31, 2012.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2011 and 2010

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010. As of March 31, 2011, this agreement was not renewed and continues on a month to month basis, and this related party had a balance due of $18,449, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extends through December 31, 2009. As of March 31, 2011, this agreement was not renewed and continues on a month to month basis, and this related party had a balance due of $79,206, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010. As of March 31, 2011, this agreement was not renewed and continues on a month to month basis, and this related party had a balance due of $113,350, which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the Head of Research that calls for monthly compensation of $6,000 and extends through December 31, 2009. As of March 31, 2011, this agreement was not renewed and expired, and this related party had a balance due of $1,840, and is reflected in accounts payable – related parties.

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2011 and 2010

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. Information presented herein is based on the three and nine-month periods ended March 31, 2011. Our fiscal year-end is June 30.

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

Results of Operations

Net Losses

For the period from inception (November 16, 2006) until March 31, 2011, the Company incurred net losses of $3,153,667. Net losses for the three months ended March 31, 2011, were $230,893 as compared to $1,216,618 for the three months ended March 31, 2010. Net losses for the nine months ended March 31, 2011, were $702,990 as compared to net losses for the nine months ended March 31, 2010, of $1,992,116. The decrease in net losses over the comparative three and nine month periods can wholly be attributed to the decrease in general and administrative expenses in connection with the suspension of our development plan for a fuel cell technology based around a license from PT Group.

We will continue to operate at a loss through fiscal 2011 and due to the suspension of our research and development operations cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

For the period from inception (November 16, 2006) until March 31, 2011, the Company incurred general and administrative expenses of $2,505,013. General and administrative expenses for the three months ended March 31, 2011, were $224,418 as compared to $594,619 for the three months ended March 31, 2010. General and administrative expenses for the nine months ended March 31, 2011, were $684,634 as compared to $1,366,643 for the nine months ended March 31, 2010. The decrease in general and administrative expenses over the comparative three and nine periods can be primarily attributed to decreases in consulting fees, compensation and related taxes and benefits, and research and development. General and administrative expenses primarily include professional fees, consulting fees, compensation, and research and development expenses.

We expect general and administrative expenses to continue to decrease until such time as the Company resumes technology development activities.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has not had a material affect on operations for the period from November 16, 2006 (inception) to March 31, 2011.

Capital Expenditures

The Company has not spent significant amounts of capital for the period from November 16, 2006 (inception) to March 31, 2011.

Liquidity and Capital Resources

The Company had a working capital deficit of $716,680, current assets of $1,181, and total assets of $2,145 at March 31, 2011. The Company had current and total liabilities of $717,861 at March 31, 2011 that consisted of accounts payable, notes payable, accrued payroll and accrued liabilities.

The Company’s shareholder deficit was $715,715 as of March 31, 2011.

For the period from inception (November 16, 2006) until March 31, 2011, the Company’s cash flow used in development stage activities was $836,684. Cash flows used in development stage activities for the nine months ended March 31, 2011, were $33,757 as compared to $715,714 for the nine months ended March 31, 2010. Cash flow used in development stage activities over the nine months ended March 31, 2011 changed from the comparable nine month period due primarily to the decrease in net losses from operations. The Company expects that cash flow will continue to be used in operating activities in the near term.

For the period from inception until March 31, 2011, the Company’s cash flow used in investing activities was $1,853. Cash flows used in investing activities for the nine months ended March 31, 2011, was $0 as compared to $1,853 for the nine months ended March 31, 2010. The Company expects that cash flow used in investing activities will increase in future periods.

For the period from inception until March 31, 2011, the Company’s cash flow provided by financing activities was $838,621. Cash flows provided by financing activities for the nine months ended March 31, 2011 were $33,000 as compared to $722,581 for the nine months ended March 31, 2010. The Company expects that cash flow provided by financing activities will remain limited until such time as it resumes development activities.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to realize at least $500,000 in debt or equity financing over the next twelve months to fund our continued operations.  The Company has no current commitments or arrangements with respect to, or immediate sources of, this funding. Furthermore, no assurances can be given that such funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no such agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its ability to remain a technology development company and affect its plan of operation.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2011.

Commitments for future capital expenditures were not material as of March 31, 2011.

The Company had no current plans for the purchase or sale of any plant or equipment as of March 31, 2011.

The Company has no plans to make any changes in the number of employees as of March 31, 2011.

Off Balance Sheet Arrangements

As of March 31, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

There is substantial doubt about the Company’s ability to continue as a going concern as a result of net losses of $2,380,655 as of June 30, 2010, which losses have increased to $3,153,667 as of March 31, 2011. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the commercialization of new technologies; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since November 16, 2006, our expenses have resulted in continuing losses and an accumulated deficit of $3,153,667 at March 31, 2011. We expect operating losses to diminish in the near term until such time as we resume research and development efforts.  Further we expect losses to continue over the long term until such time, if ever, that we are able to build our business to the point of commercializing a technology. Our only expectation of future profitability is dependent upon this result and there is no assurance that even in the event we are able to commercialize a technology that revenue from sales related to that success will be sufficient to satisfy operating costs and produce a profit.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnen Corporation Registrant
May 16, 2011 Date	/s/ Robert H. Miller Robert H. Miller Chief Executive Officer and Director
May 16, 2011 Date	/s/ Costas Takkas Costas Takkas Chief Financial Officer, Principal Accounting Officer and Director

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