Form 10-K
period 2011-06-30
SONNEN Corp
filed 2013-03-20
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011.

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

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.0001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (26,893,000  shares)  was  $1,075,720  based  on  the  average  of  the  bid  and  ask  price  ($0.04)  for  the  common  stock  on

March 19, 2013.

At  March  19,  2013,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.0001  par  value  (the  only  class  of voting stock), was 67,893,000.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings

7

Item 4.

(Removed and Reserved)

7

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

8

Equity Securities

Item 6.

Selected Financial Data

10

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

10

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

14

Item 8.

Financial Statements and Supplementary Data

14

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

15

Item 9A.

Controls and Procedures

15

Item 9B.

Other Information

17

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

18

Item 11.

Executive Compensation

20

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

24

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

25

Item 14.

Principal Accountant Fees and Services

25

PART IV

Item 15.

Exhibits, Financial Statement Schedules

26

Signatures

27

PART I

ITEM 1.

BUSINESS

As used herein the terms “Sonnen,” “we,” “our,” and “us” refer to Sonnen Corporation, and its subsidiary, Sonnen One, Inc., unless context indicates otherwise.

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

On July 27, 2009, Sonnen entered into a licensing agreement with PT Group, Limited (“PT Group”) for the development and marketing of proprietary technology related to improving catalysts for use in fuel-

cells utilizing a unique catalytic process in exchange for shares of our common stock and meeting certain financial obligations. Development activities began almost immediately financed by Sonnen to meet obligations. However, on February 6, 2010, PT Group notified Sonnen of purported breaches of the licensing agreement including a breach of confidentiality, insufficient funding for research and development activities, and failure to provide direct access to our patent attorneys. On receipt of the notice of breach Sonnen’s own research determined that PT Group was not the rightful owner of the licensed technology and had no right to grant it a license to develop or market the intended products.

Accordingly, on March 8, 2010, Sonnen filed a civil complaint against PT Group and Paul Leonard, one of its principals, in connection with the licensing agreement, that sought money damages, the return of shares, injunctive relief and attorney’s fees for acts of fraud, misrepresentation of prior research and development efforts, and failure to provide sufficient technical information on which to prepare patents to secure the technology.

Since we do not believe that PT Group is the rightful owner of the proprietary technology purportedly licensed to us, Sonnen has recorded an impairment of its investment in the licensing agreement and has suspended efforts to develop fuel cell technology pending the outcome of Sonnen’s civil complaint.

While further development efforts related to the technology purportedly licensed to us from PT Group is unlikely, Sonnen’s plan of operation for the coming year is to investigate alternative technologies aimed at improving catalysts for the utilization of fuel-cells and related catalysis fields while awaiting the outcome of its civil complaint.

Our office is located at 2665 S. Bayshore Drive, Suite 450, Miami, Florida 33133, and our telephone number is (305) 529-4888. Our registered agent is Eastbiz.com, Inc., located at 5348 Vegas Drive, Las

Vegas, Nevada, 89108.

Sonnen is quoted on OTC Link under the symbol “SONP.”

Business

Sonnen’s plan of operation over the next twelve months is to prosecute its civil complaint against PT

Group and certain of the principals thereof and to consider alternative technologies for merger or acquisition that might create value for its shareholders. We intend to focus our efforts on identifying projects that might improve catalysts for the efficient utilization of fuel-cells and related catalysis fields.

Towards this end, management has evaluated several different technology-based research projects that might fit with Sonnen’s defined mission to wean the global economy off hydrocarbon-based energy sources. Nonetheless, as of the date of this report Sonnen has not entered into any agreement or commitment beyond those that remain dedicated to reaching some resolution of its dispute with PT

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

The mass commercialization of existing fuel cells also relies on the development and implementation of a hydrogen delivery infrastructure since the storage, compression, and safe delivery of hydrogen is a primary inhibitor to commercialization. However, the cost associated with developing and building new infrastructure to address this problem is thought of as prohibitive. Furthermore, all current fuel cell technologies suffer from significant levels of degradation of materials over time. Electrical efficiencies are high in early stages of use however degradation over relatively short periods of time requires expensive replacement.

Sonnen had intended to produce a fuel cell based on a simple design that embodied materials with higher efficiencies to simplify the manufacturing process and overcome the obstacles to mass commercialization.

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

Marketability

When or if Sonnen develops a fuel cell or other alternative product for commercial application, the success of that product will be based on market acceptance in its many forms. Factors that might encourage market acceptance include cost, efficiency, convenience and application. Since Sonnen has not yet developed a product for commercial distribution and may never do so, any more specific approach to marketability at this time, cannot be certain.

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

Governmental and Environmental Regulation

Our prospective operations will be subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. We are in full compliance with the Resource Conservation Recovery

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

Climate Change Legislation and Greenhouse Gas Regulation

A majority of the climate change related studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies,

many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United

Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United

States did not adopt the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases.

The United States Supreme Court ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources.

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

Employees

We have no employees though our chief executive officer, chief financial officer, and principal accounting officer serve at the discretion of Sonnen’s board of directors. We use consultants, attorneys,

and accountants as necessary in addition to professional engineers to assist in the development of our business.

Reports to Security Holders

Sonnen’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). Since the requisite filing deadline for this annual report, Sonnen has been delinquent in fulfilling its periodic reporting obligations pursuant to the Securities and Exchange Act of 1934, as amended, and is currently in the process of complying with its reporting obligations. The public may read and copy any materials that are filed by

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

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not required of smaller reporting companies.

ITEM 2.

PROPERTIES

Sonnen currently maintains its corporate offices at 2665 S. Bayshore Drive, Suite 450, Miami, Florida

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

Sonnen shares issued to PT Group as compensation for the rights licensed, (iii) injunctive relief sought to prohibit Mr. Leonard’s use of confidential information to which he is not entitled, and (iv) reasonable attorney’s fees. Mr. Leonard responded to the complaint in an answer dated November 19, 2012 asserting that had no knowledge of the subject matter of the suit. Sonnen has been unable to serve PT Group to date. Should the relief sought be adjudicated, Sonnen expects to succeed on the merits of its claims.

ITEM 4.

(REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF

EQUITY SECURITIES

Sonnen’s common stock is quoted on OTC Link, a service maintained by OTC Markets Group, LLC.

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

High and Low Bid Prices Since Quotation on OTC Link

Year

Quarter Ended

High

Low

2011

June 30

$0.08

$0.08

March 31

$0.20

$0.15

2010

December 31

$0.15

$0.15

September 30

$0.22

$0.15

June 30

$0.80

$0.40

March 31

$1.00

$0.30

2009

December 31

$1.25

$1.00

September 30

$1.10

$0.30

Capital Stock

The following is a summary of the material terms of the Sonnen’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 19, 2013 there were fifty-six shareholders of record holding a total of 67,893,000 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value

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

Preferred Stock

As of March 19, 2013 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. Preferred stock may have such rights, preferences and designations and may be issued in such series as determined by Sonnen’s Board.

Dividends

Sonnen has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the Board subject to earnings,

capital requirements, financial condition, and other relevant factors.  Otherwise, outside of applicable state law, there are no restrictions that currently limit Sonnen’s ability to pay dividends.

Securities Authorized For Issuance under Equity Compensation Plans

Sonnen adopted The Sonnen (formerly “Simple Tech) 2009 Stock Option Plan on August 31, 2009 in an

effort to promote the interests of Sonnen by providing eligible persons with the opportunity to acquire or increase a proprietary interest in Sonnen with the facility to grant up to five million (5,000,000) non-

statutory stock options as an incentive for eligible persons to continue their employment or service.

Warrants

Sonnen issued warrants to purchase 312,500 shares of its common stock at an exercise price of $1.20 per share on September 30, 2009 in connection with a private placement of common stock. The warrants had to be exercised on or before September 30, 2011. None of the warrants were exercised and have since expired.

Stock Options

Sonnen authorized the grant of an aggregate of one million eight hundred thousand (1,800,000) options with an exercise price of $1.00 per share on August 31, 2009 pursuant to its stock option plan that vest over a three year period ended August 31, 2012,  in equal increments of one-third each year or in full if involuntarily terminated. Since the initial grant 600,000 options vested on termination of services and expired unexercised in accordance with the respective stock option agreements as of June 30, 2012. The remaining 1,200,000 options were vested as of August 31, 2012 and have since been rescinded in full by the mutual agreement of Sonnen and the respective grantees.

Sonnen authorized the grant of an additional one hundred thousand (100,000) options with an exercise price of $1.25 per share on November 9, 2009 pursuant to its stock option plan that vest over a two year period ended November 9, 2010, in equal increments of one-half on the date of grant and the remainder on the anniversary of the following year or in full if involuntarily terminated. One half of the grant had vested while the remainder were terminated at June 30, 2011. The vested options have since expired unexercised in accordance with the stock option agreement.

Sonnen authorized the grant of an additional one hundred thousand (100,000) options with an exercise price of $1.25 per share on January 1, 2010 pursuant to its stock option plan that vest over a three year period ended January 1, 2012, in equal increments of one-third third on the date of grant and the remainder on the anniversary of the following years or in full if involuntarily terminated. One third of the grant had vested while the remainder were terminated at June 30, 2011. The vested options have since expired unexercised in accordance with the stock option agreement.

Convertible Securities

Sonnen had no other securities convertible into shares of its common stock as of June 30, 2011 or as the date of the filing of this annual report.

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

Avenue South, Suite 300, St. Petersburg, Florida, 33701. Their phone number is (727) 289-0010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

Sonnen has not repurchased any shares of its common stock during the fiscal year ended June 30, 2011 or as of the date of the filing of this annual report.

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

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is June 30.

Plan of Operation

Our plan of operation over the next twelve months is to prosecute Sonnen’s civil complaint against PT

Group and certain of the principals thereof and to consider alternative technologies for merger or acquisition that might create value for its shareholders. Meanwhile, we have suspended our development plan for the technology licensed from PT Group. While awaiting resolution of the uncertainties surrounding the licensing agreement, Sonnen intends to identify, acquire and develop alternative innovative technologies that it might advance to commercial applications.  Management understands that new technologies must meet several critical milestones in advance of commercialization. Milestones include cost effectiveness, energy efficiencies, convenience of use and practicability. Any products that we should develop will have to be able to effectively compete with today’s accepted technologies by optimizing low-cost manufacturing processes, ensuring enhanced energy efficiencies, and providing a reliable product with the flexibility to rely on alternative fuel sources.

Sonnen’s business development strategy is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the development of advanced energy enhanced technology. Historically, Sonnen has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations that any technology Sonnen might develop will be commercially developed or that it will be sufficient to generate the revenue required for its operations. Should we be unable to generate cash flow, Sonnen may be forced to seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.

We have not generated any revenue since inception.

Results of Operations

During the year ended June 30, 2011, our operations were focused on maintaining our civil complaint against Paul R. Leonard and PT Group in connection with breaches of a licensing agreement and considering alternative technologies for merger or acquisition that might create value for

Sonnen’s shareholders.

Net Losses

For the period from inception (November 16, 2006) until June 30, 2011, Sonnen incurred net losses of

$3,656,993. Net losses for the twelve months ended June 30, 2011 were $1,206,315 as compared to net losses of $2,380,655 for the twelve months ended June 30, 2010. The decrease in net losses over the comparative annual periods can be primarily attributed to a decrease in general and administrative expenses in the twelve months ended June 30, 2011 and the recognition of an impairment loss of

$672,000 associated with the licensing agreement with PT Group in the twelve months ended June 30,

2010.

We expect to continue to realize nets losses as general and administrative expenses accrue and management considers alternative technologies to succeed that technology subject to litigation.

Operating Expenses

For the period from inception until June 30, 2011, Sonnen incurred operating expenses of $3,001,311.

Operating expenses for the twelve months ended June 30, 2011 were $1,180,932 as compared to

$1,750,516 for the twelve months ended June 30, 2010. The decrease in operating expenses over the comparative periods can be primarily attributed to a decrease in general and administrative expenses to

$7,940 for the twelve months ended June 30, 2011 from $83,155 for the twelve months ended June 30,

2010, a decrease in professional fees to $102,508 for the twelve months ended June 30, 2011 from

$188,243 for the twelve months ended June 30, 2010, a decrease in consulting fees to $0 for the twelve months ended June 30, 2011 from $280,727 for the twelve months ended June 30, 2010 and a decrease in research and development costs to $107 for the twelve months  ended June 30, 2011 from $167,560 for the twelve months ended June 30, 2010, offset by an increase in compensation and related taxes or benefits of $860,504 for the twelve months ended June 30, 2011 from $735,287 for the twelve months ended June 30, 2010.

We expect that operating expenses will continue to decrease as Sonnen’s operations slow in response to ongoing litigation with PT Group and the suspension of our research and development operations.

Income Tax Expense (Benefit)

Sonnen may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Capital Expenditures

Sonnen has not spent any significant amounts on capital expenditures for the period from inception to

June 30, 2011 and does not expect to do so in the near future.

Liquidity and Capital Resources

Sonnen has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Sonnen’s had current assets of $1,258 consisting of cash and prepaid expenses, and total assets of $1,258 as of June 30, 2011.

Sonnen had current and total liabilities of $809,887, consisting of accounts payable, accounts payable to related parties, accrued payroll, notes payable to related parties, notes payable and loans from a shareholder as of June 30, 2011.

Sonnen had a stockholders’ deficit of $808,629 and a working capital deficit of $808,629 at June 30,

2011.

For the period from inception until June 30, 2011, Sonnen’s net cash used in development stage activities was $843,709.  Net cash used in development stage activities for the twelve month period ending June 30,

2011 was $40,781 as compared to $742,388 for the twelve months ended June 30, 2010. Net cash used in development stage activities in the current twelve month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, stock option expenses and loss on disposal of assets. Actual cash items used in the current twelve month period, that are not income statement related items, include pre-paid expenses,

accounts payable, accounts payable to related parties, accrued liabilities, and accrued interest. We expect to continue to generate negative cash flow in development stage activities.

For the period from inception until June 30, 2011 Sonnen’s net cash used in investing activities was

$1,853. Net cash used in investing activities for the twelve months ended June 30, 2011, was $0 as compared to $1,853 for the twelve months ended June 30, 2010. Net cash used in investing activities in the prior twelve month period can be attributed to the purchase of property and equipment. We expect to continue to generate negative cash flow in investing activities.

For the period from inception until June 30, 2011, Sonnen’s net cash provided by financing activities was

$845,721. Net cash provided by financing activities for the twelve months ended June 30, 2011 was

$40,100 as compared to $736,081 for the twelve months ended June 30, 2010. Net cash flow provided by financing activities in the current period is attributable to proceeds from notes payable to related and non-

related parties offset by repayments on notes payable to a related party. We expect to continue to generate positive cash flow from financing activities as Sonnen seeks new rounds of financing to finance litigation costs, regulatory compliance and daily operations.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Sonnen will require additional debt or equity financing. We had no commitments or arrangements for financing at June 30, 2011 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore,

despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

Sonnen does not expect to pay cash dividends in the foreseeable future.

Sonnen has a defined stock option plan and contractual commitments with all of its officers and directors.

Sonnen has no current plans for any significant purchase or sale of any plant or equipment.

Sonnen has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2011, Sonnen had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

Sonnen’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of continuing net operating losses. Our ability to continue as a going concern is dependent on realizing funding from inside or outside sources. Management’s plan to address Sonnen’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii)

converting debt to equity. Management believes that it will be able to obtain funding to enable Sonnen to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”,

with the exception of historical facts, are forward looking statements. A safe-harbor provision is not applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

     our anticipated financial performance;

     uncertainties related to the research and development of the licensed technology;

     our ability to generate revenues through sales to fund future operations;

     our ability to raise additional capital to fund cash requirements for future operations;

     the volatility of the stock market; and

     general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report,

which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Recent Accounting Pronouncements

Please see Note 2 to our financial statements for recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Not required.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended June 30, 2011 and 2010 are attached hereto as F-1 through F-24.

SONNEN CORPORATION

(A Development Stage Company)

June 30, 2011 and June 30, 2010

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

F-7

Notes to Consolidated Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sonnen Corporation

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Sonnen  Corporation  and  Subsidiary as of  June  30,  2011  and  the  related  statements  of  operations,  stockholders’  equity,  and  cash  flows  for  the year  ended  June  30,  2011  and  for  the  period  from  November  16,  2006  (inception)  to  June  30,  2011.

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

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material  respects,  the financial  position  of  Sonnen  Corporation  and  Subsidiary  as  of  June  30,  2011,  and  the  results  of  its operations  and  its  cash  flows  for  the  year  ended  June  30,  2011  and  for  the  period  from  November  16,

2006  (inception)  to  June  30,  2011  in  conformity  with  accounting  principles  generally  accepted  in  the

United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a

going  concern.   As  discussed  in  Note  1  to  the  financial  statements,  the  Company’s  significant  operating

losses  raise  substantial  doubt  about  its  ability  to  continue  as  a  going  concern.    Management’s  plans

regarding the resolution of this issue are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MartinelliMick

MartinelliMick PLLC

Spokane, Washington

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

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

/s/ BehlerMick PS

BehlerMick PS

Spokane, Washington

October 11, 2010

___________________________________________

*  This is a copy of auditor’s report dated October 11, 2010 previously issued on the Company’s Form 10-K for the fiscal year ended June 30, 2010. The predecessor auditor has not reissued its report because the firm has ceased its operations. PCAOB

Section 9508 – Reports on Audited Financial Statements; Auditing Interpretations of Section 508 and the Division of Corp Fin –

Reporting Manual 4820 Accountant’s Inability to Reissue Reports [AU 9508, Interpretation 15, Regulation C, Rule 437]

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

June 30,

June 30,

2011

2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

159    $

840

Prepaid expenses (Note 3)

1,099

8,332

Total Current Assets

1,258

9,172

OTHER ASSETS

Office furniture and equipment, net (Note 2)

-

1,427

Total Other Assets

-

1,427

Total Assets

$

1,258    $

10,599

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$

131,505    $

96,491

Accounts payable - related parties

319,379

82,131

Accrued payroll

13,283

13,283

Notes payable - related parties (including  accrued

interest of $93 – June 30, 2011 and $0 – June

30, 2010)

11,693

8,500

Notes payable (including accrued interest of

$16,655- June 30, 2011 and $4,664 - June 30, 2010)

167,763

272,012

Loans from shareholder (including accrued interest

of $15,604 - June 30, 2011and $3,405 – June 30,

2010)

166,264

-

Total Current Liabilities

809,887

473,417

COMMITMENTS AND CONTINGENCIES (Note 11)

-

-

STOCKHOLDERS' (DEFICIT) (Note 8)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 250,000,000 shares

authorized, 67,893,000 issued and outstanding

6,789

6,789

Paid-in capital

2,841,575

1,981,071

Accumulated deficit during the development stage

(3,656,993)

(2,450,678)

Total Stockholders' (Deficit)

(808,629)

(462,818)

Total Liabilities and Stockholders' (Deficit)

$

1,258    $

10,599

See accompanying notes to consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts from

development stage

activities

For the years ended

(November 16, 2006

June 30,

through

2011

2010

June 30, 2011)

REVENUES

$

-    $

-    $

-

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative

7,940

83,155

96,053

Professional fees

102,508

188,243

352,476

Consulting fees

-

179,727

179,727

Consulting and professional fees - related parties

208,000

290,250

498,250

Stock based compensation

-

101,000

101,000

Compensation and related taxes and benefits

860,504

735,287

1,595,791

Transfer fees

1,255

4,868

9,304

Depreciation

618

426

1,044

Research & development

107

167,560

167,666

Total General & Administrative Expenses

1,180,932

1,750,516

3,001,311

Loss before other income (expense)

(1,180,932)

(1,750,516)

(3,001,311)

Interest income/ (expense)

(24,574)

(8,139)

(31,322)

Loss on foreign currency exchange

-

-

(1,551)

Loss on disposal of assets

(809)

-

(809)

Impairment loss on asset

-

(672,000)

(672,000)

Other income

-

50,000

50,000

Loss before provision for income taxes

(1,206,315)

(2,380,655)

(3,656,993)

Provision for income taxes

-

-

-

NET LOSS

$      (1,206,315)   $

(2,380,655)    $

(3,656,993)

NET LOSS PER SHARE - BASIC AND DILUTED

$

(0.02)    $

(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING - BASIC AND DILUTED

67,893,000

67,161,027

See accompanying notes to consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Deficit

Accumulated

Additional

During the

Total

Common Stock

Paid-in

Development

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

499,938

-

500,000

Share issued January 18, 2010 for services

performed at $0.75 per share

100,000

10

100,990

-

101,000

Stock options expense

-

-

645,321

-

645,321

Net loss for the year

-

-

-

(2,380,655)

(2,380,655)

Balance, June 30, 2010

67,893,000

6,789

1,981,071

(2,450,678)

(462,817)

Stock options expense

-

-

860,504

-

860,504

Net loss for the year

-

-

-

(1,206,315)

(1,206,315)

Balance, June 30, 2011

67,893,000    $

6,789    $

2,841,575   $

(3,656,993)    $

(808),629

See accompanying notes to consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development

stage

For the years ended

activities

June 30,

(November 16,

2006 through

2011

2010

June 30, 2011)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities

$

(1,206,315)      $

(2,380,655)      $

(3,656,993)

Adjustments to reconcile net loss to net cash

provided (used) by development stage activities:

Depreciation

618

426

1,044

Stock options vested

860,504

645,321

1,505,825

Stock issued for services

-

101,000

101,000

Loss on disposal of assets

809

-

809

Impairment loss on asset

-

672,000

672,000

Changes in operating assets and liabilities:

Increase in prepaid expenses

7,233

(8,332)

(1,099)

Increase in accounts payable

35,014

124,370

319,379

Increase in accounts payable - related parties

237,249

82,130

82,130

Increase in accrued liabilities

-

13,283

13,283

Increase in accrued interest

24,107

8,070

32,177

Total adjustments

1,165,534

1,638,267

2,813,284

NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES

(40,781)

(742,388)

(843,709)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

-

(1,853)

(1,853)

NET CASH USED BY INVESTING ACTIVITIES

-

(1,853)

(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net

37,000

243,660

280,660

Proceeds from notes payable - related parties

7,100

38,500

45,600

Repayments to notes payable - related party

(46,079)

(46,079)

(50,079)

Proceeds from sale of common stock, net of offering costs

-

500,000

569,540

NET CASH PROVIDED BY FINANCING ACTIVITIES

40,100

736,081

845,721

NET INCREASE IN CASH AND CASH EQUIVALENTS

(681)

(8,160)

159

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

840

9,000

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

159     $

840     $

159

Supplemental Disclosures:

Cash paid for income taxes

$

-      $

-      $

-

Cash paid for interest

$

-      $

-      $

-

Non-cash Disclosures:

Payments made by related party on behalf of the Company:

Increase in notes payable - related parties

$

-     $

21,079      $

21,079

Decrease in accounts payable - related parties

$

-     $

(11,079)      $

(11,079)

Increase in prepaid expenses

$

-    $

(10,000)      $

(10,000)

$

-     $

-      $

-

To apply balance owed to a related party to accounts receivable:

Decrease in accounts receivable - related party

$

-    $

40,000      $

40,000

Repayments of note payable - related party

$

(40,000)    $

(40,000)      $

(40,000)

$

-    $

-      $

-

Stock issued for licensing agreement rights

$

-    $

672,000      $

672,000

See accompanying notes to consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

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

The Company’s  year-end is June 30.

On November 9, 2009, the Company formed a Scientific Advisory Board to support it with research,

development, and commercialization efforts through advice, counsel, and direct participation utilizing the industry expertise and professional and academic backgrounds of its Scientific Advisory Board members pursuant to a licensing agreement entered into on July 27, 2009. (Note 4)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

At June 30, 2011, the Company’s business operations had not fully developed and it is highly dependent upon procuring additional funding and therefore is considered a development stage enterprise.

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

For the years ended June 30, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES - continued

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative net loss for the period from inception

(November 16, 2006) through June 30, 2011 of $3,656,993, a working capital deficit of $808,629 and for the year ended June 30, 2011 negative cash flows from development stage activities of $40,781. These conditions raise substantial doubt about the Company's  ability to continue as a going concern. The

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

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Depreciation is based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized. Accelerated depreciation methods are generally used for income tax purposes.

Depreciation

Depreciation  in  the  past  was  computed  on  the  straight-line  method  net  of  salvage  value  with  useful  lives as follows:

Computer equipment

3 years

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company accounts for income taxes under the liability method required by ASC 740, “Income

Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  Tax returns are subject to examination by taxing authorities and returns for fiscal years 2007 – 2010 are still open.

Earnings (loss) Per Common Share

The Company computes net loss per share in accordance with FASB ASC 260-10, "Earnings per Share".

FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of

the statement of operations. Basic  EPS  is  computed   by  dividing  net  loss  available to common

stockholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator)

during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The only potentially dilutive common shares outstanding are stock options from inception (Note 9).

Reclassifications

Certain amounts in the June 30, 2010 financial statements have been reclassified to conform to the June

30, 2011 presentation. These reclassifications had no effect upon net income, accumulated deficits, or losses per share as previously stated.

Fair Value of Financial Instruments

In January 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures

(“ASC 820”) (Formerly referenced as SFAS No. 157, Fair Value Measurements), to value its financial assets and liabilities. The adoption of ASC 820 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).

ASC   820  also  establishes  a   fair   value  hierarchy  which  requires  an   entity  to   maximize   the   use   of

observable  inputs  and  minimize  the  use  of  unobservable  inputs  when  measuring  fair  value.  Three  levels of inputs may be used to measure fair value:

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments - continued

·

Level 1 – Active market provides unadjusted quoted prices for identical assets or liabilities that the company has the ability to access;

·

Level 2 – Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in inactive markets. Level 2 inputs include those other than quoted prices that are observable for the asset or liability and that are derived principally from, or corroborated by, observable market data by correlation of other means. If the asset or liability has a specified term the Level 2 input must be observable for substantially the full term of the asset or liability; and

·

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, accounts receivable, accounts payable, and notes payable are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable to stockholder approximates its fair value because the interest rates associated with the instrument approximates current interest rates charged on similar current borrowings.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

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

For the years ended June 30, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES - continued

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

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

General Accounting Policy for Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

As of June 30, 2011 and 2010, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company (see

Notes 4 and 11).

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards

The Company has reviewed all recently issued accounting standards and unless discussed below, the

Company has deemed that it expects no effect from the standard.

In May 2011, the FASB issued ASU No. 2011-04 which relates to fair value measurement (FASB ASC

Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially impact the Company's financial statement statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive

Income. This standard requires presentation of the items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. The Company does not expect a significant impact on the

Company's financial positions as a result of adoption of these new requirements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2011 and 2010:

June 30, 2011

June 30, 2010

Computer equipment and software

$

-    $

1,853

Less: Accumulated depreciation

-

(426)

Total property and equipment, net

$

-    $

1,427

In  the  period  ended December  31,  2009, the Company purchased  two  laptop computers  and  a scanner  for our  offices  that  will  be  depreciated  over  three  years  on  a  straight  line  basis.  Depreciation  expense  for  the years ended June 30, 2011 and 2010, was $618 and $426, respectively.

In  June  2011,  the  Company  disposed  of  the  above  assets  for  no  consideration  and  recorded  a  loss  on disposal of assets of $809, which is reflected in our Consolidated Statement of Operations.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 3 – PREPAID EXPENSES

Prepaid expenses comprise of the following at June 30, 2011:

2011

Haynes and Boone, LLP

Prepayment retainer for legal fees

$

1,099

Total

$

1,099

Prepaid expenses comprise of the following at June 30, 2010:

2010

Hall, Lamb and Hall

Prepayment retainer for legal fees      $

4,875

W.L. MacDonald Corp.

Prepayment retainer for legal fees

2,358

Haynes and Boone, LLP      Prepayment retainer for legal fees

1,099

Total

$

8,332

NOTE 4 – LICENSING AGREEMENT

The Company entered into a licensing agreement (the “Agreement”) with PT Group, Limited (“PT

Group”), an unrelated entity, on July 27, 2009, that grants the Company an exclusive, non-transferable license to use PT Group’s intellectual property of a certain technology and licensed products to be used in achieving the Company’s business objectives. The terms of the agreement would have continued until the expiry of protections afforded for the intellectual property, provided that the Company was not in breach or default of any of the terms or conditions contained in the Agreement. During the term of the licensing agreement, the PT Group retained sole and beneficial propriety of the intellectual property including any improvements made to any licensed products or future products, regardless of the source.

In exchange for use of the license, the PT Group was issued common shares equal to 5% of the issued and outstanding common shares, 3,360,000 shares of the Company at a value of $0.20 per share on the execution date, which was estimated to be $672,000. Additionally, upon the Company cumulatively raising $50 million in equity financing, the Company guaranteed that PT Group would own no less than

2.5% of the issued and outstanding shares of its common shares.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 4 – LICENSING AGREEMENT- continued

Breach of Contract Claim

On February 6, 2010, PT Group notified the Company of a purported breach of contract terms, including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The license agreement allowed for a ninety day period in which to cure purported breaches. During the quarter ended March 31, 2010, the Company learned that

PT Group was not the rightful owner of the license and had no rights to grant the license to the Company.

Since PT Group has not remedied the breach in accordance with the Agreement, the Company filed a legal complaint. (Note 11)

As a result of this discovery, the Company impaired the entire $672,000 book value of the license agreement.

NOTE 5 – INCOME TAXES

The net operating loss carry-forward and permanent differences are the components of deferred tax assets for income tax purposes as of June 30, 2011. Approximately $1,467,602 was reduced to zero after considering the valuation allowance of $1,467,602, since there is no assurance of future taxable income.

The net operating loss carry-forward as of June 30, 2011 expires as follows:

Expiring Year

Amount

2027

$

6,039

2028

48,195

2029

14,245

2030

1,058,324

2031

340,799

Total

$

1,467,602

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 5 – INCOME TAXES

The following is an analysis of deferred tax assets as of June 30, 2011:

Deferred Tax Assets

Valuation Allowance

Balance

Deferred tax assets at June 30, 2010     $

383,113    $

(383,113)    $

-

Additions for the year

115,871

(115,871)

-

Deferred tax assets at June 30, 2011     $

498,985    $

(498,985)    $

-

The  following  is  reconciliation  from  the  expected  statutory  federal  income  tax  rate  to  the  Company’s actual income tax rate for the years ended June 30:

2011

2010

Expected income tax (benefit) at Federal statutory tax rate –34%

$   (408,515)    $   (809,423)

Permanent differences

292,644

449,592

Valuation allowance

115,871

359,830

Income tax expense

$

-     $

-

We currently have three years of tax returns that are subject to examination, based on their filing dates by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

NOTE 6 – NOTES PAYABLE

On January 5, 2010, the Company received an advance on an interest bearing promissory note of

$100,000 from an unrelated entity. The note is due and payable on January 11, 2011, and bears an interest rate of 8% per annum. Interest of $8,111 and $3,911 for the years ended June 30, 2011 and 2010,

respectively, has been accrued and is outstanding as of June 30, 2011. Subsequent to year end, this note was extended to December 12, 2014.

On August 29, 2009, the Company received an advance on an interest bearing promissory note of $10,000 from an unrelated third party. The note was due and payable on February 28, 2010, and bears an interest rate of 1% per month. On November 17, 2009, we made a principal payment of $5,000. On March 1,

2010, the Company executed a new note for $5,000 to the same unrelated third party. The new note is due and payable on March 1, 2011, and bears an interest rate of 8% per annum. Interest of $406 and $700 for the years ended June 30, 2011 and 2010, respectively, has been accrued and is outstanding as of June 30,

2011. Subsequent to year end, this note was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 6 – NOTES PAYABLE - continued

On June 10, 2010, the Company received an advance on an interest bearing promissory note of $5,983 for a payment made on behalf of the Company from an unrelated entity. The note is due and payable on June

10, 2011, and bears an interest rate of 8% per annum. Interest of $485 and $27 for the years ended June

30, 2011 and 2010, respectively, has been accrued and is outstanding as of June 30, 2011.On June 18,

2010, the Company received another advance on an interest bearing promissory note of $10,000 in cash from the same unrelated entity. The note is due and payable on June 18, 2011, and bears an interest rate of

8% per annum. Interest of $811 and $27 for the years ended June 30, 2011 and 2010, respectively, has been accrued and is outstanding as of June 30, 2011. On June 30, 2010, the Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011, and bears an interest rate of 8% per annum. Interest of $430 and $-0- for the years ended June 30, 2011 and 2010, respectively, has been accrued and is outstanding as of June 30, 2011. Subsequent to year end, each of these notes were extended to January 3, 2015.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of

$25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Interest of $1,572 for the year ended June 30, 2011 has been accrued and is outstanding. Subsequent to year end, this note was extended to January 3, 2015.

NOTE 7 – LOANS FROM SHAREHOLDERS

On February 17, 2010, the Company received an advance on an interest bearing promissory note of

$93,660 in cash and a payment made on behalf of the Company of $5,000 for a total of $98,660 from an unrelated shareholder. The note is due and payable on February 17, 2011, and bears an interest rate of 8%

per annum. Interest of $8,002 and $2,916 for the years ended June 30, 2011 and 2010, respectively, has been accrued and is outstanding as of June 30, 2011. On May 6, 2010, the Company received another advance on an interest bearing promissory note of $35,000 in cash and a payment made on behalf of the

Company of $5,000 for a total of $40,000 from the same shareholder. The note is due and payable on

May 6, 2011, and bears an interest rate of 8% per annum. Interest of $3,244 and $489 for the years ended

June 30, 2011 and 2010, respectively, has been accrued and is outstanding as of June 30, 2011. On July 8,

2010, the Company received another advance on an interest bearing promissory note of $12,000 from the same shareholder. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum. Interest of $952 for the year ended June 30, 2011 has been accrued and is outstanding.

Subsequent to year end, each of these notes was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 8 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and

50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and,

therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of June 30, 2011 and 2010, there are no classes of preferred stock designated and none are outstanding. As of June 30, 2011 and 2010, there are 67,893,000 shares issued and outstanding.

Common Stock Issuances and Warrants Granted

On July 27, 2009, the Company authorized the issuance of 3,360,000 shares of the Company’s common stock valued at a price of $0.20 per share for an aggregate consideration of $672,000 to P.T. Group in connection with the licensing agreement between the Company, its wholly owned subsidiary, and P.T.

Group (see Note 4 and 11).

On September 30, 2009, the Company authorized the issuance of 625,000 shares of the Company’s common stock to two entities at $0.80 per share for an aggregate consideration of $500,000. No commission was paid in connection with the issuance. Attached to the shares were warrants to purchase

312,500 shares of common stock at an exercise price of $1.20 per share to the above two entities. These warrants fully vested on the date of grant. The warrants may be exercised in cash or by certifies check,

bank draft or money order and expire on September 30, 2011. Subsequent to year end, these warrants expired on September 30, 2011 without being exercised.

On January 18, 2010, the Company entered into a five month consulting agreement for investment and financial services that called for the consultant to be issued 100,000 shares of common stock valued at

$101,000 as a signing fee. Additional payments were to be negotiated as needed, and the agreement extended through May 18, 2010. As of June 30, 2010, this agreement was not renewed and we owe no further amounts.

During the year ended June 30, 2011, there have been no share issuances.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 9 – STOCK BASED COMPENSATION

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

Options vest over a three year period through August 31, 2012, in equal increments of one-third of potentially exercisable Options each year or in full if involuntarily terminated. Option expense of

$503,698 was recognized during the year ended June 30, 2010 for the vested portion of these options.

During the year ended June 30, 2011, the Company recognized option expense of $839,556 in connection with the above options.

On November 9, 2009, the Company authorized the grant of an additional one hundred thousand

(100,000) Options with an exercise price of $1.25 per share pursuant to the Plan. This block of Options vest over a two  year period through November 9, 2010, in equal increments of one-half of potentially exercisable Options each year on the anniversary of the grant. Option expense of $20,948 and $41,896 was recognized during the years ended June 30, 2011 and 2010, respectively, for the vested portion of these options. In July 2010, 50,000 options of this grant were forfeited upon the termination of the consultant.

On January 1, 2010, the Company authorized the grant of an additional one hundred thousand (100,000)

Options with an exercise price of $1.25 per share pursuant to the Plan. This block of Options vest over a two year period through January 1, 2010, in equal increments of 33.33% immediately upon signing of the agreement, and 33.33% will vest on the anniversary date of January 1, 2011, and the remaining 33.34%

on the anniversary date of January 1, 2012, or in full if involuntarily terminated. Option expense of

$99,727 was recognized during the year ended June 30, 2010 for the vested portion of these options.

During the year ended June 30, 2011, there have been no additional grants of stock options under the plan.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 9 – STOCK BASED COMPENSATION - continued

A summary of the Options granted to employees and others under the Plan and changes since inception of the Plan is presented below:

Number of

Weighted

Aggregate

Options

Average

Intrinsic Value

Exercise

Price

Balance at July 1, 2009

-    $

-    $

-

Options Granted

2,000,000

1.03

2,038,908

Options Exercised

-

1.00

-

Options Forfeited or Expired

-

1.00

-

Balance at June 30, 2010

2,000,000    $

1.03    $

2,038,908

Exercisable at June 30, 2010

150,000    $

1.07    $

162,571

Weighted  average  fair  value  of  Options

granted through June 30, 2010

$

1.02

Number of

Weighted

Aggregate

Options

Average

Intrinsic Value

Exercise

Price

Balance at July 1, 2010

2,000,000    $

1.03    $

2,038,908

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

(50,000)    $

1.25

(62,844)

Balance at June 30, 2011

1,950,000    $

1.01    $

1,976,064

Exercisable at June 30, 2011

1,149,960    $

1.01    $

1,170,027

Weighted  average  fair  value  of  Options

granted through June 30, 2011

$

1.01

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 9 – STOCK BASED COMPENSATION - continued

The following table summarizes information about stock Options under the Plan that were outstanding at

June 30, 2011:

Outstanding Options

Weighted

Average

Number

Remaining

Weighted

Outstanding

Contractual

Average

Exercise

at June 30,

Life in

Exercise

Intrinsic

Price

2011

Years

Price

Value

$

1.00

1,800,000

8.25    $

1.00    $      1,813,493

$

1.25

150,000

8.40    $

1.25    $

162,572

1,950,000

8.32    $

1.01    $      1,976,064

Options Exercisable

Number

Weighted

Exercisable

Average

Aggregate

Exercise

at June 30,

Exercise

Intrinsic

Price

2011

Price

Value

$

1.00

999,960    $

1.00    $

1,007,455

$

1.25

150,000    $

1.25    $

162,572

1,149,960    $

1.01    $

1,170,027

The total value of employee and non-employee stock Options granted during the years ended June 30,

2011 and 2010 was $-0- and $2,038,909, respectively.

During the years ended June 30, 2011 and 2010, the Company recorded $860,504 and $645,321,

respectively, in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

At June 30, 2011 there was $470,239 of total unrecognized compensation cost related to stock options granted under the Plan.  That cost is expected to be recognized pro-rata according to the vesting schedules through January 1, 2012.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 29, 2010, the Company received an advance on a non-interest bearing promissory note of

$8,500 from a related entity. The note is due and payable on demand. On July 15, 2010, the Company repaid $4,000 of the balance of this note. The remaining balance of $4,500 is outstanding as of June 30,

2011 for which the Company has not yet received a demand.

On May 2, 2011, the Company received an advance on an interest bearing promissory note of $7,100 from a related entity. The note is due and payable on June 2, 2012, and bears an interest rate of 8% per annum. Interest of $93 for the year ended June 30, 2011 has been accrued and is outstanding. Subsequent to year end, this note was extended to January 3, 2015.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010, and was extended after that on a month to month basis for the consulting services. As of June 30, 2011 and 2010, this related party had a balance due of $ 26,064 and $2,500, respectively, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extended through December 31, 2009, after which became a month to month basis. As of June 30, 2011 and 2010, this related party had a balance due of $101,706 and

$17,206, respectively, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010,

after which was continued on a month to month basis. As of June 30, 2011, this related party had a total balance due of $150,969, comprised of $137,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties. As of June 30, 2010, this related party had a total balance due of $60,584, comprised of $49,350 due for consulting fees, and $11,234 for business expenses, all of which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the former Head of Research that calls for monthly compensation of $6,000 and extends through December 31, 2009, this contract was not renewed or extended. As of June 30, 2011 and 2010, this related party had a balance due of $1,840,

which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

Consulting Agreements - continued

On October 1, 2009, the Company entered into an agreement with a consultant to provide bookkeeping services, the monthly compensation is $5,000 and extended through October 1, 2010, in addition, the consultant shall be entitled to 100,000 incentive stock options upon signing, and extended through

October 1, 2010. On April 1, 2010, we entered into a new agreement with the same consultant, the monthly compensation was amended to be $2,500 per month, all other terms remained the same, and extended through April 1, 2011, this contract was not renewed or extended. As of June 30, 2011 and

2010, this related party had a balance due of $25,000 and $2,500, respectively, which is reflected in accounts payable – related parties.

On December 1, 2009, the Company entered into a consulting agreement with the son of our current president to provide business consulting services that called for monthly compensation of $2,000 that extended through November 30, 2010, this contract was not renewed or extended. As of June 30, 2011 and 2010, this related party had a balance due of $9,000, which is reflected in accounts payable – related parties.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Contingencies

On February 6, 2010, PT Group notified the Company of a purported breach of contract terms including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The licensing agreement allows for a ninety day period in which to cure purported breaches. The Company’s management and board of directors have reason to believe that PT Group may not be the rightful owner of the intellectual property licensed under the licensing agreement. (Note 4)

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

Company shares issued to PT Group as compensation for the rights licensed, (iii) injunctive relief sought to prohibit Mr. Leonard’s use of confidential information to which he is not entitled, and (iv) reasonable attorney’s fees. Mr. Leonard responded to the complaint in an answer dated November 19, 2012 asserting that had no knowledge of the subject matter of the suit. The Company has been unable to serve PT Group to date. Should the relief sought be adjudicated, Sonnen expects to succeed on the merits of its claims.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011 and 2010

NOTE 12– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the

Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, other than these below:

Note payables extensions

Subsequent to year end, all of the Company’s notes payable’s due dates were extended as discussed above in Note 8.

Stock options

On December 31, 2012, all outstanding vested options had expired in accordance with the terms of their respective stock option agreements or rescinded by mutual agreement between the Company and the respective holders.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by Sonnen’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Sonnen’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Sonnen’s management concluded, as of the end of the period covered by this report, that Sonnen’s disclosure controls and procedures were ineffective in recording, processing,

summarizing, and reporting information required to be disclosed, within the time periods specified in the

Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Internal control over financial reporting includes those policies and procedures that:

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Sonnen’s assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Sonnen’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Sonnen’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Sonnen identified the following material weakness:

Lack of Appropriate Independent Oversight.  The board of directors was not providing an appropriate level of oversight of Sonnen’s consolidated financial reporting and procedures for internal control over financial reporting as of June 30, 2011 since there no independent directors who might provide an appropriate level of oversight including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight over the period was a material weakness due to the interested nature of those individuals who comprise our board of directors. Our lack of appropriate independent oversight has been a material weakness since the annual period ended June 30, 2009 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2011 or 2010 interim or annual financial statements, it could have resulted in material misstatements that might have been prevented or detected by independent oversight. Accordingly we determined that this control deficiency as of June 30, 2011 constituted a material weakness.

Sufficiency of Accounting Resources.   Sonnen has no dedicated accounting personnel to prepare its financial statements, including the consolidation of Sonnen and its subsidiaries in a timely manner contemporaneously with the periods reported.  Rather, Sonnen relies on independent engagements to compile accounting information. The insufficiency of our accounting resources has been a material weakness since the annual period ended June 30, 2009 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2011 or 2010 interim or annual financial statements, it did result in certain delays in the consolidation of Sonnen and its subsidiaries for periodic reporting purposes. Accordingly, we determined that this control deficiency as of June 30, 2011 constituted a material weakness.

Remediation Initiatives

Since the end of the reporting period management has determined to appoint additional directors to

Sonnen’s board of directors and to engage an independent accountant on a consistent basis to ensure its capability to remain current in its periodic reporting obligations. The appointment of independent directors and the engagement of an accountant on an ongoing basis remain subject to Sonnen’s ability to secure sufficient financial resources to complete these objectives.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we,

engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Subsequent to the period and to the date of this filing, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each director and executive officer of the

Sonnen:

Name

Age

Year Appointed     Position(s) and Office(s)

Robert Miller

58

2009

President, chief executive officer and

director.

Costas Takkas

54

2009

Chief financial officer, principal

accounting officer and director

Business Experience

The following is a brief account of the business experience of our directors, executive officers, and other significant employees, including their background occupations and employment over the past five years.

We also provide the responsibilities and qualifications of our executive officers and other significant employees and the qualifications of our directors. Except as otherwise noted, none of the following referenced organizations are affiliates of Sonnen.

Robert Miller was appointed as a member of the board of directors on June 16, 2009, and as president and chief executive officer on July 27, 2009.

Background:

From 2007 until the present Mr. Miller has been a director (and was an early investor) of Lifespan

Biosciences Inc., a company commercializing proprietary antibodies, providing immune histochemistry services and developing localization databases. Since 2009 he has served as an officer and director of

Sonnen Corporation, a company involved in the research and development of a novel process for energy generation consisting of specific materials and proprietary material combinations. (Mr. Miller is the beneficial owner of more than five percent of Sonnen’s common stock.) From 2002 to present, Mr.

Miller has been a consultant to Prosper Financial, Inc., a management company that provides financial and corporate consulting services to start-up companies. Between 1998 and 2000 he was a director and financier of Zmax Corporation, a "y2k" company. From 1997 to 2002 Mr. Miller was the president of

Stamford International whose principal subsidiary, Nanovation Technologies Inc., was a developer of nano-sized fiber-optic products and he served as director of Nanovation between 1998 and 2001. In 1992

Mr. Miller was the founder and president of Crystallex International Corporation and he served as the company’s Chairman between 1992 and 1996. Between 1988 and 1992 he was the principal financier and consultant to Asiamerica Equities Inc., a NASDAQ listed merchant bank.

Officer and Director Responsibilities and Qualifications:

Mr. Miller is responsible for the overall management of Sonnen and is involved in many of its day-to-day operations. He is Sonnen’s primary leader, communicator and fundraiser.

Mr. Miller has worked as officer and director of many early-stage companies for almost three decades and has participated as the principal investor in over 50 business ventures. He has founded corporations, listed numerous companies on the NASDAQ and the Toronto Stock Exchange, worked full-time with and as a consultant to numerous startups.

Other Public Company Directorships in the Last Five Years:

Mr. Miller has been a director of Abakan, Inc. since 2009.

Costas Takkas was appointed as a member of the board of directors on July 27, 2009, and as chief financial officer and principal accounting officer on July 27, 2009.

Background:

Mr. Takkas brings to Sonnen over 25 years of financial experience and expertise. He has acted as a director and officer of numerous development-stage public companies involved with projects in the technology, mining, construction, gaming, drug development and medical equipment industries. Mr.

Takkas is a member of the Institute of Chartered Accountants in England & Wales (ACA).

Officer and Director Responsibilities and Qualifications:

Mr. Costas is responsible for those functions typically associated with a chief financial officer and is involved in the day to day operation of Sonnen.

Mr. Costas graduated with a B.Sc. (Honors) in Physics and an Associate Royal College of Science

(ARCS) from the Imperial College of Science and Technology, University of London in 1978.

Other Public Company Directorships in the Last Five Years:

None.

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

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Sonnen, we are not aware of any persons who, during the period ended June 30, 2011, failed to file, on a timely basis, reports required by Section

16(a) of the Securities Exchange Act of 1934.

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

Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Sonnen will be required to establish an audit committee. The board of directors has not established a compensation committee.  We intend to establish both an audit and compensation committee at such time as sufficient independent directors join our board of directors.

Director Compensation

Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings but are not compensated for their service as directors. Sonnen may compensate directors in the future.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Sonnen currently has no agreement for services rendered with its chief executive officer as an employment agreement dated January 1, 2010 was terminated by mutual agreement on May 15, 2010.

Since then our chief executive officer has served without compensation. He expects to continue to serve without compensation until such time as Sonnen is able to normalize operations upon which he expects to enter into a new employment agreement that will include a salary, stock options and other compensatory elements.  Our board of directors does not believe that operating without an employment agreement with its chief executive officer is appropriate for a development stage company though such arrangement will remain in place until future financings include sufficient funding to ensure adequate compensation for

Sonnen’s officers.

Sonnen currently has no agreement for services rendered with its chief financial officer and principal accounting officer as an employment agreement dated July 1, 2009 was terminated by mutual agreement on May 15, 2010. Since then our chief financial officer has served without compensation. Like our chief executive officer, he expects to continue to serve without compensation until such time as Sonnen is able to normalize operations upon which he expects to enter into a new employment agreement that will include a salary, stock options and other compensatory elements.  Our board of directors does not believe that operating without an employment agreement with its chief financial officer is appropriate for a development stage company though such arrangement will remain in place until future financings include sufficient funding to ensure adequate compensation for Sonnen’s officers.

Executive compensation paid to or accrued to our chief executive officer for the year ended June 30, 2011 was $0 as compared to $617,310 for the year ended June 30, 2010 and $0 for the year ended June 30,

2009. The volatility in executive compensation over the comparative periods can be attributed to termination of our chief executive’s employment agreement toward the end of our fiscal year 2010 and the contemporaneous suspension of research and development activities. Executive compensation paid to our chief executive officer in the 2010 period was comprised of salary of $31,500, related consulting fees and lease payments of $82,056 and the beneficial ownership of 500,000 stock options valued at $503,754.

Executive compensation paid to or accrued to our chief financial officer for the year ended June 30, 2011 was $0 as compared to $611,538 for the year ended June 30, 2010 and $0 for the year ended June 30,

2009. The volatility in executive compensation over the comparative periods can be attributed to termination of our chief financial officer’s employment agreement toward the end of our fiscal year 2010 and the contemporaneous suspension of research and development activities. Executive compensation paid to our chief financial officer in the 2010 period was comprised of consulting fees of $96,000 and reimbursement for medical expenses of $11,784 and the beneficial ownership of 500,000 stock options valued at $503,754.

Tables

The following table provides summary information for the fiscal years ended June 30, 2010, 2009, and

2008 concerning cash and non-cash compensation paid or accrued by Sonnen to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan      Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Robert Miller:

2011

-

-

-

-

-

-

-

-

CEO, and

2010

31,5001

-

-

503,7543

-

-

82,0562

617,310

director

2009

-

-

-

-

-

-

-

-

Costas Takkas:      2011

-

-

-

-

-

-

-

-

former CFO,

2010

-

-

-

503,7544

-

-

107,7845

611,538

PAO and

2009

-

-

-

-

-

-

-

-

director6

(1)    Robert Miller’s employment agreement was terminated effective May 15, 2010.

(2)    Prosper Financial, Inc., an entity related to Robert Miller, was paid for consulting services and the use of office space.

(3)    Robert Miller was the beneficial owner of 500,000 options held by Prosper Financial, Inc. which have since been cancelled.

(4)    Costas Takkas was the direct owner of 500,000 options which have since been cancelled.

(5)    Costas Takkas was paid for consulting services amounting to $96,000 and reimbursed for medical expenses of $11,784.

2009 Stock Option Plan

Our board of directors adopted and approved our 2009 Stock option Plan (“Plan”) on August 31, 2009,

which provides for the granting and issuance of up to 5 million shares of our common stock. As of June

30, 2011, we had granted options to purchase 2,000,000 shares of common stock of which 1,800,000 had an exercise prices of $1.00, and 200,000 had an exercise price of $1.25, all of which vest over three years in equal increments. At June 30, 2011, 3,000,000 options remained available for future grant.

Our board of directors administers our Plan, however, they may delegate this authority to a committee formed to perform the administration function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award. Our board of directors may amend or modify Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

The Plan permits us to grant non-statutory stock options to our employees, directors and consultants.

The options issued under this Plan are intended to be non-statutory stock options exempt from Code

Section 409A. The duration of a stock option granted under our Plan cannot exceed ten years. The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of grant.

The Plan administrator determines the term of stock options granted under our Plan, up to a maximum of ten years, except in the case of certain events, as described below. Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service. If an optionee's service relationship with us ceases due to disability or death the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death.

Unless the Plan administrator provides otherwise, options generally are not transferable except by will,

the laws of descent and distribution, or pursuant to a domestic relations order. An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

Long Term Incentive Plan Awards

Sonnen has no long-term incentive plans.

Termination of Employment and Change in Control Arrangements

Sonnen has no agreement that provides for payment to any executive officer at, following, or in connection with resignation, retirement or other termination, or a change in control, or a change in our executive officers’ responsibilities following a change in control.

The following table provides summary information for the fiscal year ended June 30, 2011 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Sonnen to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of

$100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

incentive

Equity

Equity

plan

incentive

incentive

awards:

plan awards:

plan

Market

number of

market or

awards:

Number      value of

unearned

payout value

Number of

Number of

number of

of shares

shares

shares,

of unearned

securities

securities

securities

or units

or units

units or

shares, units

underlying

underlying

underlying

of stock

of stock

other

or other

unexercised

unexercised

unexercised

Option

that have

that

rights that

rights that

options

options

unearned

exercise

Option

not

have not

have not

have not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable      unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Robert

Miller1

166,667

500,000

333,333

1.00

August

31, 2019

-

-

-

-

Costas

Takkas

166,667

500,000

333,333

1.00

August

31, 2019

-

-

-

-

(1)    Robert Miller is a beneficial owner of 500,000 options held by Prosper Financial, Inc.

The following table provides summary information for the year ended December 31, 2011 concerning cash and non-cash compensation paid or accrued by Sonnen to or on behalf of its directors.

Name

Fees earned

Stock

Option

Non-equity

Non-qualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

$

cash

$

$

compensation

compensation

$

$

$

$

Robert

-

-

-

-

-

-

-

Miller

Costas

-

-

-

-

-

-

-

Takkas

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Sonnen’s 67,893,000 shares of common stock issued and outstanding as of February 22, 2013 with respect to: (i) all directors;

(ii) each person known by us to be the beneficial owner of more than five percent of our common stock;

and (iii) our directors and executive officers as a group.

Title of Class      Name and Address of Beneficial     Amount and nature

Percent of Class

Ownership

of Beneficial

Ownership1

Common

Robert Miller

Stock

4801 Alhambra Circle

25,000,0002

37%

Coral Gables, Florida 33146

Costas Takkas

Costas Takkas

Common

105 Marbel Drive

Stock

P.O. Box 1436 GT

16,000,0003

23%

Grand Cayman, Cayman Islands

British West Indies

Common

All Executive Officers and

Stock

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report  or in any presently proposed transaction which, in either case, has or will materially affect us.

Director Independence

Our common stock is listed on the OTC Link inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Accordingly, we had no independent directors as of June 30, 2011.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Matinelli Mick PLLC (“Martinelli”) and Behler Mick PS (“Behler”) have provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended June 30,

2011 and June 30, 2010 respectively. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

Martinelli Mick Fees and Services

2011

Audit fees

$

0

Audit-related fees

0

Tax fees

0

All other fees

0

Total fees paid or accrued to our principal accountants

$

0

Behler Mick PS

2010

Audit fees

$

19,054

Audit-related fees

0

Tax fees

0

All other fees

0

Total fees paid or accrued to our principal accountants

$

19,054

Audit Committee Pre-Approval

Sonnen did not have a standing audit committee at the time its respective auditors were engaged.

Therefore, all services provided to Sonnen by Martinelli and Behler, as detailed above, were pre-approved by Sonnen’s board of directors. Martinelli and Behler performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-24, and are included as part of this Form 10-K:

Financial Statements of Sonnen for the years ended June 30, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-K, and are incorporated herein by this reference.

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

March 19, 2013

By: Robert Miller

Its: President, Chief Executive Officer and Director

/s/ Costas Takkas

March 19, 2013

By: Costas Takkas

Its: Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Robert Miller

March 19, 2013

Robert Miller

President, Chief Executive Officer and Director

/s/ Costas Takkas

March 19, 2013

Costas Takkas

Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit

Description

3.1.1*

Articles of Incorporation, incorporated by reference to the Company’s Form SB-2 filed with the Commission on August 6, 2007.

3.1.2*

Amendment to the Articles of Incorporation, incorporated by reference to the Company’s Definitive 14C filed with the Commission on October 14, 2009.

3.2*

Bylaws, incorporated by reference to the Company’s Form SB-2 filed with the Commission on August 6,

2007.

10.1*

Licensing Agreement between the Company, the Company’s wholly owned subsidiary, and P.T. Group, Ltd.,

dated July 27, 2009, incorporated by reference to the Company’s Form 10-K filed with the Commission on

August 3, 2009.

10.2*

Consulting Agreement between the Company and Costas Takkas, dated July 27, 2009, incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10.3*

Employment Agreement between the Company and Paul Leonard dated July 27, 2009, incorporated by reference to the Company’s Form 10-K filed with the Commission on August 3, 2009.

10.4*

Employment Agreement between the Company and David Greenbaum dated August 1, 2009, incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.

10.5*

Consulting Agreement between the Company and Carol Laws dated August 1, 2009, incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.

10.6*

Consulting Agreement between the Company and Backend Technologies, LLC dated August 5, 2009,

incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 23, 2009.

10.7*

Employment Agreement between the Company and Robert H. Miller dated January 1, 2010, incorporated by reference to the Company’ Form 10-Q filed with the Commission  on November 23, 2010.

21*

Subsidiaries of the Company, incorporated by reference to the Company’s Form 10-K filed with the

Commission on August 3, 2009.

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

101. INS

XBRL  Instance Document†

101. PRE

XBRL Taxonomy Extension Presentation Linkbase†

101. LAB

XBRL Taxonomy Extension Label Linkbase†

101. DEF

XBRL Taxonomy Extension Label Linkbase†

101. CAL

XBRL Taxonomy Extension Label Linkbase†

101. SCH

XBRL Taxonomy Extension Schema†

*

Incorporated by reference to previous filings of Allied.

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and     not

“filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the

Securities Act of

1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the    Securities and Exchange Act of 1934,

and otherwise is not subject to liability under these

sections.

28