Form 10-Q
period 2011-09-30
SONNEN Corp
filed 2013-04-08
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Yes ☑  No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date. The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the  only class of voting stock), at April 8, 2013, was 67,893,000.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of  September 30, 2011 (Unaudited)  and June 30,

4

2011

Unaudited  Consolidated Statements of Operations for the three  months ended

5

September 30, 2011 and 2010, and cumulative amounts from development stage activities

(November 16, 2006 through September 30, 2011)

Unaudited  Consolidated Statements of Cash Flows for the three months ended

6

September 30, 2011 and 2010, and cumulative amounts from development stage activities (November 16, 2006 through September 30, 2011)

Notes to Unaudited  Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

18

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.

Controls and Procedures

23

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

24

Item 1A.

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

24

Item 4.

(Removed and Reserved)

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

25

Signatures

Index to

26

Exhibits

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

September 30,

June 30,

2011

2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

101    $

159

Prepaid expenses (Note 4)

856

1,099

Total Current Assets

957

1,258

Total Other Assets

-

-

Total Assets

$

957    $

1,258

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

135,738    $

131,505

Accounts payable - related parties

381,548

319,379

Accrued payroll

13,283

13,283

Notes payable - related parties (including accrued

interest of $238 - September 30, 2011 and $93 - June 30, 2011)

11,838

11,693

Notes payable (including accrued interest of $19,572

- September 30, 2011 and $16,655 - June 30, 2011)

170,856

167,763

Loans from shareholder (including accrued interest of $18,684

- September 30, 2011 and $15,604 - June 30, 2011)

169,344

166,264

Total Current Liabilities

882,607

809,887

COMMITMENTS AND CONTINGENCIES (Note 11)

-

-

STOCKHOLDERS' DEFICIT  (Note 8)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 250,000,000 shares

authorized, 67,893,000 issued and outstanding

6,789

6,789

Paid-in capital

2,942,325

2,841,575

Accumulated deficit during the development stage

(3,830,764)

(3,656,993)

Total Stockholders' Deficit

(881,650)

(808,629)

Total Liabilities and Stockholders' Deficit

$

957    $

1,258

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts from

development stage

activities

(November 16,

For the three months ended

through 2006

September 30,

September 30,

2011

2010

2011)

REVENUES

$

-    $

-    $

-

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative

153

1,199

96,206

Professional fees

11,740

10,643

364,216

Consulting fees

-

-

179,727

Consulting and professional fees - related parties

54,000

46,000

552,250

Stock based compensation

-

-

101,000

Compensation and related taxes and benefits

100,750

150,030

1,696,541

Transfer fees

350

300

9,654

Depreciation

-

154

1,044

Research & development

-

35

167,666

Total General & Administrative Expenses

166,994

208,361

3,168,305

Loss before other income (expense)

(166,994)

(208,361)

(3,168,305)

Interest income/ (expense)

(6,778)

(5,708)

(38,100)

Loss on foreign currency exchange

-

-

(1,551)

Loss on disposal of assets

-

-

(809)

Impairment loss on asset

-

-

(672,000)

Other income

-

-

50,000

Loss before provision for income taxes

(173,771)

(214,070)

(3,830,764)

Provision for income taxes

-

-

-

NET LOSS

$

(173,771)    $

(214,070)    $

(3,830,764)

NET LOSS PER SHARE - BASIC AND DILUTED

$

(0.00)    $

(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING - BASIC AND DILUTED

67,893,000

67,893,000

The accompanying notes are an integral part of these consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development

stage activities

For the three months

(November 16,

ended September 30

2006 through

September 30,

2011

2010

2011)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities

$

(173,771)     $     (214,070)     $

(3,830,764)

Adjustments to reconcile net loss to net

cash provided (used) by development stage activities:

Depreciation

-

154

1,044

Stock options vested

100,750

150,030

1,606,575

Stock issued for services

-

-

101,000

Loss on disposal of assets

-

-

809

Impairment loss on asset

-

-

672,000

Changes in operating assets and liabilities:

Increase in prepaid expenses

243

(2,627)

(856)

Increase in accounts payable

4,237

(8,777)

173,103

Increase in accounts payable - related parties

62,169

36,033

381,548

Increase in accrued liabilities

-

-

13,283

Increase in accrued interest

6,318

5,696

38,495

Total adjustments

173,714

180,509

2,968,998

NET CASH PROVIDED BY DEVELOPMENT STAGE ACTIVITIES

(57)

33,560

(843,766)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

-

-

(1,853)

NET CASH USED BY INVESTING ACTIVITIES

-

-

(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net

-

37,000

280,660

Proceeds from notes payable - related parties

-

-

45,600

Repayments from notes payable - related party

-

(4,000)

(50,079)

Proceeds from sale of common stock, net of offering costs

-

-

569,540

NET CASH PROVIDED BY FINANCING ACTIVITIES

-

33,000

845,721

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS

(57)

(560)

101

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

159

840

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

101     $

280     $

101

Supplemental Disclosures:

Cash paid for income taxes

$

-     $

-     $

-

Cash paid for interest

$

-     $

-     $

-

Non-cash Disclosures:

Payments made by related party on behalf of the Company:

Increase in notes payable - related parties

$

-     $

-     $

21,079

Decrease in accounts payable - related parties

$

-     $

-     $

(11,079)

Increase in prepaid expenses

$

-     $

-     $

(10,000)

To apply balance owed to a related party to accounts receivable:

Decrease in accounts receivable - related party

$

-     $

-     $

40,000

Repayments of note payable - related party

$

-     $

-     $

(40,000)

Stock issued for licensing agreement rights

$

-     $

-     $

672,000

The accompanying notes are an integral part of these consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

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

On February 6, 2010, the licensor of the licensing agreement notified the Company of a purported breach of contract terms, including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The license agreement allowed for a ninety day period in which to cure purported breaches. The Company subsequently learned that the licensor was not the rightful owner of the license and had no rights to grant the license to the Company.

Since the licensor failed to remedy the breach of the licensing agreement, the Company filed a legal complaint on March 8, 2010 and impaired the entire $672,000 book value of the licensing agreement.

The Company has since been seeking to litigate an outcome of the dispute.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

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

Company’s financial position as of September 30, 2011, and the results of its operations and cash flows for the three months ended September 30, 2011, have been made.  Operating results for the three months ended

September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended

June 30, 2012.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2011, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At September 30, 2011, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

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

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative net loss for the period from inception

(November 16, 2006) through September 30, 2011 of $3,830,764, a working capital deficit of $881,650 and negative cash flows from development stage activities of $57. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses comprise of the following at:

September 30,

2011

Haynes and Boone, LLP     Prepayment retainer for legal fees

$

856

Total

$

856

June 30, 2011

Haynes and Boone, LLP     Prepayment retainer for legal fees

$

1,099

Total

$

1,099

NOTE 5 – LICENSING AGREEMENT

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

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

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

NOTE 6 – NOTES PAYABLE

On January 5, 2010, the Company received an advance on an interest bearing promissory note of $100,000 from an unrelated entity. The note is due and payable on January 11, 2011, and bears an interest rate of 8%

per annum. Interest of $2,044 for both periods ended September 30, 2011 and 2010 has been accrued and is outstanding as of September 30, 2011. Subsequent to September 30, 2011, this note was extended to

December 12, 2014.

On August 29, 2009, the Company received an advance on an interest bearing promissory note of $10,000 from an unrelated third party. The note was due and payable on February 28, 2010, and bears an interest rate of 1% per month. On November 17, 2009, we made a principal payment of $5,000. On March 1, 2010, the

Company executed a new note for $5,000 to the same unrelated third party. The new note is due and payable on March 1, 2011, and bears an interest rate of 8% per annum. Interest of $102 for both periods ended September 30, 2011 and 2010, respectively, has been accrued and is outstanding as of September 30,

2011. Subsequent to September 30, 2011, this note was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 6 – NOTES PAYABLE - CONTINUED

On June 10, 2010, the Company received an advance on an interest bearing promissory note of $5,983 for a payment made on behalf of the Company from an unrelated entity. The note is due and payable on June 10,

2011, and bears an interest rate of 8% per annum. Interest of $122 for both periods ended September 30,

2011 and 2010, respectively, has been accrued and is outstanding as of September 30, 2011. On June 18,

2010, the Company received another advance on an interest bearing promissory note of $10,000 in cash from the same unrelated entity. The note is due and payable on June 18, 2011, and bears an interest rate of

8% per annum. Interest of $204 for both periods ended September 30, 2011 and 2010, respectively, has been accrued and is outstanding as of September 30, 2011. On June 30, 2010, the Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011, and bears an interest rate of 8% per annum. Interest of $108 for both periods ended September 30, 2011 and 2010, respectively, has been accrued and is outstanding as of September 30, 2011. Subsequent to September 30, 2011, each of these notes was extended to January 3, 2015.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of

$25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Interest of $511 and $56 for the periods ended September 30, 2011 and 2010,

respectively, has been accrued and is outstanding, as of September 30, 2011. Subsequent to September 30,

2011, this note was extended to January 3, 2015.

NOTE 7 – LOANS FROM SHAREHOLDERS

On February 17, 2010, the Company received an advance on an interest bearing promissory note of $93,660 in cash and a payment made on behalf of the Company of $5,000 for a total of $98,660 from an unrelated shareholder. The note is due and payable on February 17, 2011, and bears an interest rate of 8%

per annum. Interest of $2,017 for both periods ended September 30, 2011 and 2010, respectively, has been accrued and is outstanding as of September 30, 2011. On May 6, 2010, the Company received another advance on an interest bearing promissory note of $35,000 in cash and a payment made on behalf of the

Company of $5,000 for a total of $40,000 from the same shareholder. The note is due and payable on May

6, 2011, and bears an interest rate of 8% per annum. Interest of $818 for both periods ended September 30,

2011 and 2010, respectively, has been accrued and is outstanding as of September 30, 2011. On July 8,

2010, the Company received another advance on an interest bearing promissory note of $12,000 from the same shareholder. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum.

Interest of $245 and $224 for the periods ended September 30, 2011 has been accrued and is outstanding.

Subsequent to September 30, 2011, each of these notes was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 8 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and

50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and,

therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of September 30, 2011, there are no classes of preferred stock designated and none are outstanding. As of September 30, 2011 and 2010, there are 67,893,000 shares issued and outstanding, respectively.

Common Stock Issuances and Warrants Granted

For the three months ended September 30, 2011 there were no share issuances.

NOTE 9 – STOCK – BASED COMPENSATION

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

Options vest over a three year period through August 31, 2013, in equal increments of one-third of potentially exercisable Options each year or in full if involuntarily terminated. During the three months ended September 30, 2011 and 2010, the Company recognized option expense of $100,750 and $150,030,

respectively, in connection with the above options.

During the three months ended September 30, 2011, there have been no additional grants of stock options under the plan.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 9 – STOCK – BASED COMPENSATION - CONTINUED

A summary  of  the  Options  granted  to  employees  and  others  under  the  Plan  and  changes  since  inception  of the Plan is presented below:

Weighted

Average

Number of

Exercise

Aggregate

Options

Price

Intrinsic Value

Balance at July 1, 2010

2,000,000    $

1.03    $

2,038,908

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

(50,000)    $

1.25

(62,844)

Balance at June 30, 2011

1,950,000    $

1.01    $

1,976,064

Exercisable at June 30, 2011

1,149,960    $

1.01    $

1,170,027

Weighted  average  fair  value  of  Options

granted through June 30, 2011

$

1.01

Weighted

Average

Number of

Exercise

Aggregate

Options

Price

Intrinsic Value

Balance at July 1, 2011

1,950,000    $

1.01    $

1,976,064

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

-

-

-

Balance at September 30, 2011

1,950,000    $

1.01    $

1,976,064

Exercisable at September 30, 2011

1,549,920    $

1.01    $

1,572,985

Weighted  average  fair  value  of  Options

granted through September 30, 2011

$

1.01

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 9 – STOCK – BASED COMPENSATION - CONTINUED

The following table summarizes information about stock Options under the Plan that were outstanding at

September 30, 2011:

Outstanding Options

Weighted

Average

Number

Remaining

Weighted

Outstanding

Contractual

Average

Exercise

at June 30,

Life in

Exercise

Intrinsic

Price

2011

Years

Price

Value

$

1.00

1,800,000

8.00    $

1.00     $     1,813,493

$

1.25

150,000

8.15    $

1.25     $

162,572

1,950,000

8.07    $

1.01     $     1,976,064

Options Exercisable

Number

Weighted

Exercisable

Average

Aggregate

Exercise

at June 30,

Exercise

Intrinsic

Price

2011

Price

Value

$

1.00

1,399,920      $

1.00     $      1,410,413

$

1.25

150,000    $

1.25     $

162,572

1,549,920      $

1.01     $      1,572,985

During  the  three  months  ended  September  30,  2011  and  2010,  the  Company  recorded  $100,750  and

$150,030,  respectively,   in  stock-based  compensation   which  is  included  in  salaries,   payroll  taxes,  and

expenses on the statements of operations.

At September 30, 2011 there was $369,489 of total unrecognized compensation cost related to stock options

granted  under  the  Plan.   That  cost  is  expected  to  be  recognized  pro-rata  according  to  the  vesting  schedules through August 1, 2012.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 29, 2010, the Company received an advance on a non-interest bearing promissory note of $8,500 from a related entity. The note is due and payable on demand. On July 15, 2010, the Company repaid

$4,000 of the balance of this note. The remaining balance of $4,500 is outstanding as of September 30, 2011 for which the Company has not yet received a demand.

On May 2, 2011, the Company received an advance on an interest bearing promissory note of $7,100 from a related entity. The note is due and payable on June 2, 2012, and bears an interest rate of 8% per annum.

Interest of $145 for the three months ended September 30, 2011 has been accrued and is outstanding .

Subsequent to September 30, 2011, this note was extended to January 3, 2015.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and

$1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010, and was extended after that on a month to month basis for the consulting services. As of September 30, 2011 and June 30, 2011, this related party had a balance due of $33,564 and

$26,064, respectively, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extended through December 31, 2009, after which became a month to month basis. As of September 30, 2011 and June 30, 2011, this related party had a balance due of

$124,875 and $101,706, respectively, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010, after which was continued on a month to month basis. As of September 30, 2011, this related party had a total balance due of $174,969, comprised of $161,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties. As of June 30, 2011, this related party had a total balance due of $150,969, comprised of $137,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with its head of research that calls for monthly compensation of $6,000 and extends through December 31, 2009, this contract was not renewed or extended. As of September 30, 2011 and June 30, 2011, this related party had a balance due of

$1,840, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 10 – RELATED PARTY TRANSACTIONS - CONTINUED

On October 1, 2009, the Company entered into an agreement with a consultant to provide bookkeeping services, the monthly compensation is $5,000 and extended through October 1, 2010, in addition, the consultant shall be entitled to 100,000 incentive stock options upon signing, and extended through October

1, 2010. On April 1, 2010, we entered into a new agreement with the same consultant, the monthly compensation was amended to be $2,500 per month, all other terms remained the same, and extended through April 1, 2011, this contract was not renewed or extended. As of September 30, 2011 and June 30,

2011, this related party had a balance due of $32,500 and $25,000, respectively, which is reflected in accounts payable – related parties.

On December 1, 2009, the Company entered into a consulting agreement with the son of our chief executive officer to provide business consulting services that calls for monthly compensation of $2,000 and extends through November 30, 2010, this contract was not renewed or extended. As of September 30, 2011 and June

30, 2011, this related party had a balance due of $9,000, which is reflected in accounts payable – related parties.

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

(Note 5)

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

Should the relief sought be adjudicated, the Company expects to succeed on the merits of its claims.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 12– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the

Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, other than these below:

Note payables extensions

Subsequent to September 30, 2011, all of the Company’s notes payable’s due dates were extended as discussed above in Notes 6 and 7.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. Information presented herein is based on the three month period ended September 30, 2011. Our fiscal year-end is June 30.

Discussion and Analysis of the Company’s Plan of Operation

Our plan of operation over the next twelve months is to prosecute the Company’s civil complaint against

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

Results of Operations

During the three months ended September 30, 2011, our operations were focused on maintaining our civil complaint against Paul R. Leonard and PT Group in connection with breaches of a licensing agreement and considering alternative technologies for merger or acquisition that might create value for the

Company’s shareholders.

Net Losses

For the period from inception (November 16, 2006) until September 30, 2011, the Company incurred net losses of $3,830,764. Net losses for the three months ended September 30, 2011 were $173,771 as compared to net losses of $214,070 for the three months ended September 30, 2010. The decrease in net losses over the comparative three month periods can be primarily attributed to a decrease in general and administrative expenses in the three months ended September 30, 2011.

We expect to continue to realize net losses as operating costs accrue and management considers alternative technologies to succeed that technology subject to litigation.

General and Administrative Expenses

For the period from inception until September 30, 2011, the Company incurred general and administrative expenses of $3,168,305. General and administrative expenses for the three months ended September 30,

2011 were $166,994 as compared to $208,361 for the three months ended September 30, 2010. The decrease in general and administrative expenses over the comparative periods can be primarily attributed to a decrease in compensation to $100,750 from $150,030 for the three months ended September 30,

2011, offset by an increase in professional fees to $54,000 from $46,000 in the three months ended

September 30, 2010.

We expect that our general and administrative expenses will continue to decrease as the Company’s operations slow in response to ongoing litigation with PT Group and the suspension of our research and development operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Capital Expenditures

The Company has not spent significant amounts of capital for the period from November 16, 2006

(inception) to September 30, 2011.

Liquidity and Capital Resources

The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had current assets of $957 consisting of cash and prepaid expenses, and total assets of $957 as of September 30, 2011.

The Company had current and total liabilities of $882,607, consisting of accounts payable, accounts payable to related parties, accrued payroll, notes payable to related parties, notes payable and loans from a shareholder as of September 30, 2011.

The Company had a stockholders’ deficit of $881,650 and a working capital deficit of $881,650 at

September 30, 2011.

For the period from inception until September 30, 2011, the Company’s net cash used in development stage activities was $843,776.  Net cash used in development stage activities for the three month period ending September 30, 2011 was $57 as compared to $33,560 provided by development stage activities for the three months ended September 30, 2010. Net cash used in development stage activities in the current three month period can be attributed primarily to stock option expense which is a book expense item which does not affect the total amount relative to actual cash used. Actual cash items used in the current three month period, that are not income statement related items, include pre-paid expenses, accounts payable, accounts payable to related parties, accrued liabilities, and accrued interest. We expect to continue to generate negative cash flow in development stage activities.

For the period from inception until September 30, 2011, the Company’s net cash used in investing activities was $1,853. Net cash used in investing activities for the three months ended September 30, 2011 and September 30, 2010, was zero. We expect to generate negative cash flow in investing activities on resuming operations in technology development.

For the period from inception until September 30, 2011, the Company’s net cash provided by financing activities was $845,721. Net cash provided by financing activities for the three months ended September

30, 2011 was zero as compared to $33,000 for the three months ended September 30, 2010. Net cash flow provided by financing activities in the prior period is attributable to proceeds from notes payable, offset by repayments on notes payable to a related party. We expect to generate positive cash flow from financing activities as the Company seeks new rounds of financing to finance litigation costs, regulatory compliance and daily operations.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing. We had no commitments or arrangements for financing at September 30, 2011 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore,

despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of continuing net operating losses. Our ability to continue as a going concern is dependent on realizing funding from inside or outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity;

and (ii) converting debt to equity. Management believes that it will be able to obtain funding to enable the

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

     uncertainties related to the research and development of technology;

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

2011 and 2010, included in the Company’s Form 10-K filed with the Securities and Exchange

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On March 8, 2010, the Company filed a complaint in the Circuit Court of the 11th Judicial Court In and

For Miami-Dade County, Florida against Paul R. Leonard and PT Group in connection with a breach of the licensing agreement dated July 27, 2009. The complaint seeks: (i) money damages for fraud that stem from reliance on PT Group's claim of ownership over certain proprietary information, PT Group’s misrepresentation of efforts credited to prior research and development and PT Group’s failure to provide sufficient technical information on which to prepare patents to secure the technology, (ii) the return of the

Company’s shares issued to PT Group as compensation for the rights licensed, (iii) injunctive relief sought to prohibit Mr. Leonard’s use of confidential information to which he is not entitled, and (iv)

reasonable attorney’s fees. Mr. Leonard responded to the complaint in an answer dated November 19,

2012 asserting that had no knowledge of the subject matter of the suit. The Company has been unable to serve PT Group to date. Should the relief sought be adjudicated, the Company expects to succeed on the merits of its claims.

ITEM 1A.

RISK FACTORS.

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnen Corporation

Registrant

April 8, 2013

/s/ Robert Miller

Date

Robert Miller

Chief Executive Officer and Director

April 8, 2013

/s/ Costas Takkas

Date

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

26