Form 10-Q
period 2011-12-31
SONNEN Corp
filed 2013-04-08
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of  December 31, 2011 (Unaudited)  and June 30,

4

2011

Unaudited  Consolidated Statements of Operations for the three  and six months

5

ended December 31, 2011 and 2010, and cumulative amounts from development stage activities (November 16, 2006 through December 31, 2011)

Unaudited  Consolidated Statements of Cash Flows for the three and six months

6

ended December 31, 2011 and 2010, and cumulative amounts from development stage activities (November 16, 2006 through December 31, 2011)

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

December 31,

June 30,

2011

2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

87      $

159

Prepaid expenses (Note 4)

856

1,099

Total Current Assets

943

1,258

Total Other Assets

-

-

Total Assets

$

943      $

1,258

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

136,192      $

131,505

Accounts payable - related parties

427,048

319,379

Accrued payroll

13,283

13,283

Notes payable - related parties (including accrued

interest of $238 - December 31, 2011 and $93 - June 30, 2011)

11,983

11,693

Notes payable (including accrued interest of $19,572

- December 31, 2011 and $16,655 - June 30, 2011)

173,949

167,763

Loans from shareholder (including accrued interest of $18,684

- December 31, 2011 and $15,604 - June 30, 2011)

172,424

166,264

Total Current Liabilities

934,879

809,887

COMMITMENTS AND CONTINGENCIES (Note 11)

-

-

STOCKHOLDERS' DEFICIT (Note 8)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 250,000,000 shares

authorized, 67,893,000 issued and outstanding

6,789

6,789

Paid-in capital

3,043,094

2,841,575

Accumulated deficit during the development stage

(3,983,819)

(3,656,993)

Total Stockholders' Deficit

(933,936)

(808,629)

Total Liabilities and Stockholders' Deficit

$

943      $

1,258

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts

from

development

stage

activities

(November

For the three months ended

For the six months ended

16, 2006

December 31,

December 31,

through

December

2011

2010

2011

2010

31, 2011)

REVENUES

$

-

$

-     $

-      $

-     $     -

GENERAL & ADMINISTRATIVE

EXPENSES

General and administrative

44

816

197

2,015

96,250

Professional fees

7,620

46,476

19,360

57,119

371,836

Consulting fees

-

-

-

-

179,727

Consulting and professional fees -

related parties

38,000

54,000

92,000

100,000

590,250

Stock based compensation

-

-

-

-

101,000

Compensation and related taxes and

benefits

100,769

150,031

201,519

300,061

1,797,310

Transfer fees

300

305

650

605

9,954

Depreciation

-

155

-

309

1,044

Research & development

-

72

-

107

167,666

Total General & Administrative Expenses

146,733

251,854

313,726

460,215

3,315,037

Loss before other income (expense)

(146,733)

(251,854)

(313,726)

(460,215)

(3,315,037)

Interest income/ (expense)

(6,322)

(6,173)

(13,100)

(11,881)

(44,422)

Loss on foreign currency exchange

-

-

-

-

(1,551)

Loss on disposal of assets

-

-

-

-

(809)

Impairment loss on asset

-

-

-

-

(672,000)

Other income

-

-

-

-

50,000

Loss before provision for income taxes

(153,055)

(258,028)

(326,826)

(472,097)

(3,983,819)

Provision for income taxes

-

-

-

-

-

NET LOSS

$

(153,055)     $

(258,028)     $

(326,826)     $

(472,097)     $

(3,983,819)

NET LOSS PER SHARE - BASIC AND

DILUTED

$

(0.00)     $

(0.00)     $

(0.00)     $

(0.01)

WEIGHTED AVERAGE NUMBER OF

COMMON

SHARES OUTSTANDING - BASIC

AND DILUTED

67,893,000

67,893,000

67,893,000

67,893,000

The accompanying notes are an integral part of these consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development

stage activities

(November 16,

For the six months ended

2006 through

December 31,

December 31,

2011

2010

2011)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities

$

(326,826)     $

(472,097)     $

(3,983,819)

Adjustments to reconcile net loss to net

cash provided (used) by development stage activities:

Depreciation

-

309

1,044

Stock options vested

201,519

300,061

1,707,344

Stock issued for services

-

-

101,000

Loss on disposal of assets

-

-

809

Impairment loss on asset

-

-

672,000

Changes in operating assets and liabilities:

Increase in prepaid expenses

243

7,233

(856)

Increase in accounts payable

4,688

20,899

173,554

Increase in accounts payable - related parties

107,668

96,038

427,047

Increase in accrued liabilities

-

-

13,283

Increase in accrued interest

12,636

11,869

44,813

Total adjustments

326,754

438,410

3,140,038

NET CASH PROVIDED BY DEVELOPMENT STAGE ACTIVITIES

(72)

(33,686)

(843,781)

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

(72)

(686)

87

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

159

840

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

87     $

154     $

87

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

December 31, 2011

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

December 31, 2011

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

Company’s financial position as of December 31, 2011, and the results of its operations and cash flows for the six months ended December 31, 2011, have been made.  Operating results for the six months ended

December 31, 2011 are not necessarily indicative of the results that may be expected for the year ended

June 30, 2012.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2011, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At December 31, 2011, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

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

December 31, 2011

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative net loss for the period from inception

(November 16, 2006) through December 31, 2011 of $3,983,819, a working capital deficit of $933,939 and negative cash flows from development stage activities of $72. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses comprise of the following at:

December 31,

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

December 31, 2011

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

NOTE 6 – NOTES PAYABLE

On  January 5,  2010,  the  Company received  an  advance  on  an  interest  bearing  promissory note  of  $100,000 from  an  unrelated  entity.  The  note  is  due  and  payable  on  January 11,  2011,  and  bears  an  interest  rate  of  8%

per annum.  Interest of  $4,088  for  both  periods  ended December 31,  2011 and 2010  has been  accrued  and is outstanding  as  of  December  31,  2011.  Subsequent  to  December  31,  2011,  this  note  was  extended  to

December 12, 2014.

On August  29,  2009,  the  Company  received  an  advance  on  an  interest  bearing  promissory  note  of  $10,000 from an unrelated third party. The note was due and payable on February 28, 2010, and bears an interest rate of  1%  per  month.  On  November  17,  2009,  we  made  a  principal  payment  of  $5,000.  On  March  1,  2010,  the

Company  executed  a  new  note  for  $5,000  to  the  same  unrelated  third  party.  The  new  note  is  due  and payable  on  March  1,  2011,  and  bears  an  interest  rate  of  8%  per  annum.  Interest  of  $204  for  both  periods ended  December  31,  2011  and  2010,  respectively,  has  been  accrued  and  is  outstanding  as  of  December  31,

2011. Subsequent to December 31, 2011, this note was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2011

NOTE 6 – NOTES PAYABLE - CONTINUED

On June 10, 2010, the Company received an advance on an interest bearing promissory note of $5,983 for a payment made on behalf of the Company from an unrelated entity. The note is due and payable on June 10,

2011, and bears an interest rate of 8% per annum. Interest of $245 for both periods ended December 31,

2011 and 2010, respectively, has been accrued and is outstanding as of December 31, 2011. On June 18,

2010, the Company received another advance on an interest bearing promissory note of $10,000 in cash from the same unrelated entity. The note is due and payable on June 18, 2011, and bears an interest rate of

8% per annum. Interest of $409 for both periods ended December 31, 2011 and 2010, respectively, has been accrued and is outstanding as of December 31, 2011. On June 30, 2010, the Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011, and bears an interest rate of 8% per annum. Interest of $217 for both periods ended December 31, 2011 and 2010, respectively, has been accrued and is outstanding as of December 31, 2011. Subsequent to December 31, 2011, each of these notes were extended to January 3, 2015.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of

$25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Interest of $1,022 and $567 for the periods ended December 31, 2011 and 2010,

respectively, has been accrued and is outstanding, as of December 31, 2011. Subsequent to December 31,

2011, this note was extended to January 3, 2015.

NOTE 7 – LOANS FROM SHAREHOLDERS

On February 17, 2010, the Company received an advance on an interest bearing promissory note of $93,660 in cash and a payment made on behalf of the Company of $5,000 for a total of $98,660 from an unrelated shareholder. The note is due and payable on February 17, 2011, and bears an interest rate of 8%

per annum. Interest of $4,034 for both periods ended December 31, 2011 and 2010, respectively, has been accrued and is outstanding as of December 31, 2011. On May 6, 2010, the Company received another advance on an interest bearing promissory note of $35,000 in cash and a payment made on behalf of the

Company of $5,000 for a total of $40,000 from the same shareholder. The note is due and payable on May

6, 2011, and bears an interest rate of 8% per annum. Interest of $1,636 for both periods ended December 31,

2011 and 2010, respectively, has been accrued and is outstanding as of December 31, 2011. On July 8,

2010, the Company received another advance on an interest bearing promissory note of $12,000 from the same shareholder. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum.

Interest of $491 and $469 for the periods ended December 31, 2011 has been accrued and is outstanding.

Subsequent to December 31, 2011, each of these notes was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2011

NOTE 8 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and

50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and,

therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of December 31, 2011, there are no classes of preferred stock designated and none are outstanding. As of December 31, 2011 and 2010, there are 67,893,000 shares issued and outstanding, respectively.

Common Stock Issuances and Warrants Granted

For the six months ended December 31, 2011 there were no share issuances.

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

Options vest over a three year period through August 31, 2013, in equal increments of one-third of potentially exercisable Options each year or in full if involuntarily terminated. During the six months ended

December 31, 2011 and 2010, the Company recognized option expense of $201,519 and $311,254,

respectively, in connection with the above options.

During the six months ended December 31, 2011, there have been no additional grants of stock options under the plan.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2011

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

Options Forfeited or Expired

-

-

-

Balance at December 31, 2011

1,950,000    $

1.01    $

1,976,064

Exercisable at December 31, 2011

1,549,920    $

1.01    $

1,572,985

Weighted  average  fair  value  of  Options

granted through December 31, 2011

$

1.01

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2011

NOTE 9 – STOCK – BASED COMPENSATION - CONTINUED

The following table summarizes information about stock Options under the Plan that were outstanding at

December 31, 2011:

Outstanding Options

Weighted

Number

Average

Outstanding

Remaining

Weighted

at

Contractual

Average

Exercise

December

Life in

Exercise

Intrinsic

Price

31, 2011

Years

Price

Value

$

1.00

1,800,000

7.75    $

1.00     $     1,813,493

$

1.25

150,000

7.95    $

1.25     $

162,572

1,950,000

7.85    $

1.01     $     1,976,064

Options Exercisable

Number

Weighted

Exercisable

Average

Aggregate

Exercise

at December

Exercise

Intrinsic

Price

31, 2011

Price

Value

$

1.00

1,399,920      $

1.00     $      1,410,413

$

1.25

150,000    $

1.25     $

162,572

1,549,920      $

1.01     $      1,572,985

During the six months ended December 31, 2011 and 2010, the Company recorded $201,519 and $300,061,

respectively,  in  stock-based  compensation  which  is  included  in  salaries,  payroll  taxes,  and  expenses  on  the statements of operations.

At December 31, 2011 there was $268,719 of total unrecognized compensation cost related to stock options

granted  under  the  Plan.   That  cost  is  expected  to  be  recognized  pro-rata  according  to  the  vesting  schedules through August 1, 2012.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2011

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 29, 2010, the Company received an advance on a non-interest bearing promissory note of $8,500 from a related entity. The note is due and payable on demand. On July 15, 2010, the Company repaid

$4,000 of the balance of this note. The remaining balance of $4,500 is outstanding as of December 31, 2011 for which the Company has not yet received a demand.

On May 2, 2011, the Company received an advance on an interest bearing promissory note of $7,100 from a related entity. The note is due and payable on June 2, 2012, and bears an interest rate of 8% per annum.

Interest of $290 for the six months ended December 31, 2011 has been accrued and is outstanding.

Subsequent to December 31, 2011, this note was extended to January 3, 2015.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and

$1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010, and was extended after that on a month to month basis for the consulting services. As of December 31, 2011 and June 30, 2011, this related party had a balance due of $41,064 and

$26,064, respectively, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extended through December 31, 2009, after which became a month to month basis. As of December 31, 2011 and June 30, 2011, this related party had a balance due of

$147,375 and $101,706, respectively, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010, after which was continued on a month to month basis. As of December 31, 2011, this related party had a total balance due of $182,969, comprised of $169,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties. As of June 30, 2011, this related party had a total balance due of $150,969, comprised of $137,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the former Head of Research that calls for monthly compensation of $6,000 and extends through December 31, 2009, this contract was not renewed or extended. As of December 31, 2011 and June 30, 2011, this related party had a balance due of $1,840, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(Formerly known as Simple Tech Inc and Subsidiary)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2011

NOTE 10 – RELATED PARTY TRANSACTIONS - CONTINUED

On October 1, 2009, the Company entered into an agreement with a consultant to provide bookkeeping services, the monthly compensation is $5,000 and extended through October 1, 2010, in addition, the consultant shall be entitled to 100,000 incentive stock options upon signing, and extended through October

1, 2010. On April 1, 2010, we entered into a new agreement with the same consultant, the monthly compensation was amended to be $2,500 per month, all other terms remained the same, and extended through April 1, 2011, this contract was not renewed or extended. As of December 31, 2011 and June 30,

2011, this related party had a balance due of $40,000 and $25,000, respectively, which is reflected in accounts payable – related parties.

On December 1, 2009, the Company entered into a consulting agreement with the son of our President to provide business consulting services that calls for monthly compensation of $2,000 and extends through

November 30, 2010, this contract was not renewed or extended. As of December 31, 2011 and June 30,

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

December 31, 2011

NOTE 12– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the

Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, other than these below:

Note payables extensions

Subsequent to December 31, 2011, all of the Company’s notes payable’s due dates were extended as discussed above in Notes 6 + 7.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. Information presented herein is based on the three and six month periods ended December 31, 2011. Our fiscal year-end is June 30.

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

Results of Operations

During the six months ended December 31, 2011, our operations were focused on maintaining our civil complaint against Paul R. Leonard and PT Group in connection with breaches of a licensing agreement and considering alternative technologies for merger or acquisition that might create value for the

Company’s shareholders.

Net Losses

For the period from inception (November 16, 2006) until December 31, 2011, the Company incurred net losses of $3,983,819.

Net losses for the three months ended December 31, 2011 were $153,055 as compared to net losses of

$258,028 for the three months ended December 31, 2010. Net losses for the six months ended December

31, 2011 were $326,826 as compared to net losses of $472,097 for the six months ended December 31,

2010. The decrease in net losses over the comparative three and six month periods can be attributed to a decrease in general and administrative expenses.

We expect to continue to realize net losses as operating costs accrue and management considers alternative technologies to succeed that technology subject to litigation.

General and Administrative Expenses

For the period from inception until December 31, 2011, the Company incurred general and administrative expenses of $3,315,037. General and administrative expenses for the three months ended December 31,

2011 were $146,733 as compared to $251,854 for the three months ended December 31, 2010. The decrease in general and administrative expenses over the comparative three periods can be primarily attributed to a decrease in professional fees to $7,620 from $46,476, a decrease in consulting fees for related parties to $38,000 from $54,000, and a decrease in compensation benefits to $100,769 from

$150,031.

General and administrative expenses for the six months ended December 31, 2011 were $313,726 as compared to $460,215 for the six months ended December 31, 2010. The decrease in general and administrative expenses over the comparative six month periods can be primarily attributed to a decrease in administrative costs to a decrease in professional fees to $19,360 from $57,119, a decrease in consulting fees for related parties to $92,000 from $100,000, a decrease in compensation benefits to

$201,519 from $300,061.

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

(inception) to December 31, 2011.

Liquidity and Capital Resources

The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had current assets of $943 consisting of cash and prepaid expenses, and total assets of $943 as of December 31, 2011.

The Company had current and total liabilities of $934,879, consisting of accounts payable, accounts payable to related parties, accrued payroll, notes payable to related parties, notes payable and loans from a shareholder as of December 31, 2011.

The Company had a stockholders’ deficit of $933,936 and a working capital deficit of $933,936 at

December 31, 2011.

For the period from inception until December 31, 2011, the Company’s net cash used in development stage activities was $843,781.  Net cash used in development stage activities for the six month period ending December 31, 2011 was $72 as compared to $33,686 used in development stage activities for the six months ended December 31, 2010. Net cash used in development stage activities in the current six month period was primarily offset by vested stock options that are recognized as a book expense item which does not affect the total amount relative to actual cash used. Actual cash items used in the current six month period, that are not income statement related items, include pre-paid expenses, accounts payable, accounts payable to related parties, and accrued interest. We expect to continue to generate negative cash flow in development stage activities.

For the period from inception until December 31, 2011, the Company’s net cash used in investing activities was $1,853. Net cash used in investing activities for the six months ended December 31, 2011 for each of the six months ended December 31, 2011 and December 31, 2010 was zero. We expect to generate negative cash flow in investing activities on resuming operations in technology development.

For the period from inception until December 31, 2011, the Company’s net cash provided by financing activities was $845,721. Net cash provided by financing activities for the six months ended December 31,

2011 was zero as compared to $33,000 for the six months ended December 31, 2010. Net cash flow provided by financing activities in the prior period is attributable to proceeds from notes payable, offset by repayments on notes payable to a related party. We expect to generate positive cash flow from financing activities as the Company seeks new rounds of financing to finance litigation costs, regulatory compliance and daily operations.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing. We had no commitments or arrangements for financing at December 31, 2011 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore,

despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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