Form 10-Q
period 2012-03-31
SONNEN Corp
filed 2013-04-22
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Yes ☑  No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date. The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the  only class of voting stock), at April 19, 2013, was 67,893,000.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2012 (Unaudited)  and June 30, 2011

4

Unaudited  Consolidated Statements of Operations and Comprehensive Loss for the

5

three and nine months ended March 31, 2012 and  2011 and cumulative amounts from development stage activities (November 16, 2006 through March 31, 2012)

Unaudited  Consolidated Statements of Cash Flows for the three and nine months

6

ended March 31, 2012 and 2011 and cumulative amounts from development stage activities (November 16, 2006 through March 31, 2012)

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

Mine Safety Disclosures

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

ASSETS

March 31,

June 30,

2012

2011

(Unaudited)

CURRENT ASSETS

Cash and cash equivalents

$

32    $

159

Prepaid expenses (Note 4)

-

1,099

Total Current Assets

$

32    $

1,258

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

127,716    $

131,505

Accounts payable - related parties

465,692

319,379

Accrued payroll

13,283

13,283

Notes payable - related parties (including accrued

interest of $527 - March 31, 2012 and $93 - June 30, 2011)

12,127

11,693

Notes payable (including accrued interest of $25,818

- March 31, 2012 and $16,655 - June 30, 2011)

184,701

167,763

Loans from shareholder (including accrued interest of $24,811

- March 31, 2012 and $15,604 - June 30, 2011)

177,008

166,264

Total Current Liabilities

980,527

809,887

COMMITMENTS AND CONTINGENCIES (Note 11)

-

-

STOCKHOLDERS' DEFICIT (Note 8)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 250,000,000 shares

authorized, 67,893,000 issued and outstanding

6,789

6,789

Paid-in capital

3,143,864

2,841,575

Accumulated deficit during the development stage

(4,131,148)

(3,656,993)

Total Stockholders' Deficit

(980,495)

(808,629)

Total Liabilities and Stockholders' Deficit

$

32    $

1,258

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts from

development

stage activities

For the three months ended

For the nine months ended

(November 16,

March 31,

March 31,

2006 through

2012

2011

2012

2011

March 31, 2012)

REVENUES

$

-

$

-      $

-      $     -

$

-

GENERAL & ADMINISTRATIVE

EXPENSES

General and administrative

89

201

286

2,216

96,339

Professional fees

9,725

19,683

29,085

76,802

381,561

Consulting fees

-

-

-

-

179,727

Consulting and professional fees - related

parties

30,000

54,000

122,000

154,000

620,250

Stock based compensation

-

-

-

-

101,000

Compensation and related taxes and benefits

100,770

150,030

302,289

450,091

1,898,080

Transfer fees

313

350

963

955

10,267

Depreciation

-

154

-

463

1,044

Research & development

-

-

-

107

167,666

Total General & Administrative Expenses

140,897

224,418

454,623

684,634

3,455,934

Loss before other income (expense)

(140,897)

(224,418)

(454,623)

(684,634)

(3,455,934)

Interest income/ (expense)

(6,432)

(6,475)

(19,532)

(18,356)

(50,854)

Loss on foreign currency exchange

-

-

-

-

(1,551)

Loss on disposal of assets

-

-

-

-

(809)

Impairment loss on asset

-

-

-

-

(672,000)

Other income

-

-

-

-

50,000

Loss before provision for income taxes

(147,329)

(230,893)

(474,155)

(702,990)

(4,131,148)

Provision for income taxes

-

-

-

-

-

NET LOSS

$

(147,329)     $

(230,893)     $

(474,155)     $

(702,990)     $

(4,131,148)

NET LOSS PER SHARE - BASIC AND

DILUTED

$

(0.00)     $

(0.00)     $

(0.01)     $

(0.01)

WEIGHTED AVERAGE NUMBER OF

COMMON

SHARES OUTSTANDING - BASIC AND

DILUTED

67,893,000

67,893,000

67,893,000

67,893,000

The accompanying notes are an integral part of these consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development stage

activities

For the nine months ended

(November 16, 2006

March 31,

through

2012

2011

March 31, 2012)

CASH FLOWS FROM  DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities

$

(474,155)     $

(702,990)     $

(4,131,148)

Adjustments to reconcile net loss to net cash

provided (used) by development stage activities:

Depreciation

-

463

1,044

Stock options vested

302,289

450,091

1,808,114

Stock issued for services

-

-

101,000

Loss on disposal of assets

-

-

809

Impairment loss on asset

-

-

672,000

Changes in operating assets and liabilities:

Increase in prepaid expenses

1,099

7,233

-

Increase in accounts payable

5,349

31,704

174,215

Increase in accounts payable - related parties

146,312

161,834

465,691

Increase in accrued liabilities

-

-

13,283

Increase in accrued interest

18,979

17,908

51,156

Total adjustments

474,028

669,233

3,287,312

NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES

(127)

(33,757)

(843,836)

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

(127)

(757)

32

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

159

840

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

32     $

83     $

32

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

$

Decrease in accounts receivable - related party

$

-     $

-     $

40,000

Repayments of note payable - related party

$

-     $

-     $

(40,000)

Stock issued for licensing agreement rights

$

-     $

-     $

672,000

The accompanying notes are an integral part of these consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

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

Company’s financial position as of March 31, 2012, and the results of its operations and cash flows for the nine months ended March 31, 2012, have been made.  Operating results for the nine months ended March

31, 2012 are not necessarily indicative of the results that may be expected for the year ended June 30, 2012.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2011, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At March 31, 2012, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

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

(November 16, 2006) through March 31, 2012 of $4,131,148, a working capital deficit of $980,495 and negative cash flows from development stage activities of $127. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 4 – PREPAID EXPENSES

Prepaid expenses comprise of the following at:

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

Breach of Contract Claim

On February 6, 2010, PT Group notified the Company of a purported breach of contract terms, including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The license agreement allowed for a ninety day period in which to cure purported breaches. During the quarter ended March 31, 2010, the Company learned that PT Group was not the rightful owner of the license and had no rights to grant the license to the Company. Since PT Group has not remedied the breach in accordance with the Agreement, the Company filed a legal complaint. (Note 11).

As a result of this discovery, the Company impaired the entire $672,000 book value of the license agreement.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 6 – NOTES PAYABLE

On  January 5,  2010,  the  Company received  an  advance  on  an  interest  bearing  promissory note  of  $100,000 from  an  unrelated  entity.  The  note  is  due  and  payable  on  January 11,  2011,  and  bears  an  interest  rate  of  8%

per  annum.  Interest  of $6,110  and $6,088  for  the  periods  ended March  31,  2012  and  2011  has  been  accrued and  is  outstanding  as  of  March  31,  2012.  Subsequent  to  March  31,  2012,  this  note  was  extended  to

December 12, 2014.

On August  29,  2009,  the  Company  received  an  advance  on  an  interest  bearing  promissory  note  of  $10,000 from an unrelated third party. The note was due and payable on February 28, 2010, and bears an interest rate of  1%  per  month.  On  November  17,  2009,  we  made  a  principal  payment  of  $5,000.  On  March  1,  2010,  the

Company  executed  a  new  note  for  $5,000  to  the  same  unrelated  third  party.  The  new  note  is  due  and payable  on  March  1,  2011,  and  bears  an  interest  rate  of  8%  per  annum.  Interest  of  $306  and  $304  for  the periods  ended  March  31,  2012  and  2011,  respectively,  has  been  accrued  and is  outstanding  as  of March  31,

2012. Subsequent to March 31, 2012, this note was extended to January 3, 2015.

On June 10, 2010, the Company received an advance on an interest bearing promissory note of $5,983 for a payment made on behalf of the Company from an unrelated entity. The note is due and payable on June 10,

2011, and bears an interest rate of 8% per annum. Interest of $366 and $364 for the periods ended March

31, 2012 and 2011, respectively, has been accrued and is outstanding as of March 31, 2012. On June 18,

2010, the Company received another advance on an interest bearing promissory note of $10,000 in cash from the same unrelated entity. The note is due and payable on June 18, 2011, and bears an interest rate of

8% per annum. Interest of $611 and $609 for the periods ended March 31, 2012 and 2011, respectively, has been accrued and is outstanding as of March 31, 2012. On June 30, 2010, the Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011, and bears an interest rate of 8% per annum. Interest of $324 and $323 for the periods ended March 31, 2012 and 2011, respectively, has been accrued and is outstanding as of March 31, 2012. Subsequent to March 31, 2012, each of these notes were extended to January 3, 2015.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of

$25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Interest of $1,528 and $1,067 for the periods ended March 31, 2012 and 2011,

respectively, has been accrued and is outstanding, as of March 31, 2012. Subsequent to March 31, 2012, this note was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 7 – LOANS FROM SHAREHOLDERS

On February 14, 2012, the Company received two advances on interest bearing promissory notes for an aggregate total of $9,137 for three payments made on behalf of the Company from the unrelated entity. The notes are due and payable on demand, and bear an interest rate of 8% per annum. Interest of $93 for the period ended March 31, 2012 has been accrued and is outstanding as of March 31, 2012.

On February 17, 2010, the Company received an advance on an interest bearing promissory note of $93,660 in cash and a payment made on behalf of the Company of $5,000 for a total of $98,660 from an unrelated shareholder. The note is due and payable on February 17, 2011, and bears an interest rate of 8% per annum.

Interest of $6,029 and $6,007 for the periods ended March 31, 2012 and 2011, respectively, has been accrued and is outstanding as of March 31, 2012. On May 6, 2010, the Company received another advance on an interest bearing promissory note of $35,000 in cash and a payment made on behalf of the Company of

$5,000 for a total of $40,000 from the same shareholder. The note is due and payable on May 6, 2011, and bears an interest rate of 8% per annum. Interest of $2,444 and $2,436 for the periods ended March 31, 2012 and 2011, respectively, has been accrued and is outstanding as of March 31, 2012. On July 8, 2010, the

Company received another advance on an interest bearing promissory note of $12,000 from the same shareholder. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum.

Interest of $733 and $709 for the periods ended March 31, 2012 and 2011, respectively, has been accrued and is outstanding. Subsequent to March 31, 2012, each of these notes was extended to January 3, 2015.

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

As of March 31, 2012 and 2011, there are 67,893,000 shares issued and outstanding, respectively.

As of March 31, 2012, there are no classes of preferred stock designated and none are outstanding.

Common Stock Issuances and Warrants Granted

For the nine months ended March 31, 2012 there were no share issuances.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

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

During the nine months ended March 31, 2012, there have been no additional grants of stock options under the plan.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 9 – STOCK – BASED COMPENSATION - CONTINUED

A summary  of  the  Options  granted  to  employees  and  others  under  the  Plan  and  changes  since  inception  of the Plan is presented below:

Weighted

Average

Number of

Exercise

Aggregate

Options

Price

Intrinsic Value

Balance at July 1, 2010

2,000,000    $

1.03    $

2,038,908

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

(50,000)    $

1.25

(62,844)

Balance at June 30, 2011

1,950,000    $

1.01    $

1,976,064

Exercisable at June 30, 2011

1,149,960    $

1.01    $

1,170,027

Weighted  average  fair  value  of  Options

granted through June 30, 2011

$

1.01

Weighted

Average

Number of

Exercise

Aggregate

Options

Price

Intrinsic Value

Balance at July 1, 2011

1,950,000    $

1.01    $

1,976,064

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

-

-

-

Balance at March 31, 2012

1,950,000    $

1.01    $

1,976,064

Exercisable at March 31, 2012

1,549,920    $

1.01    $

1,572,985

Weighted  average  fair  value  of  Options

granted through March 31, 2012

$

1.01

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 9 – STOCK – BASED COMPENSATION - CONTINUED

The following table summarizes information about stock Options under the Plan that were outstanding at

March 31, 2012:

Outstanding Options

Weighted

Average

Number

Remaining

Weighted

Outstanding

Contractual

Average

Exercise

at March

Life in

Exercise

Intrinsic

Price

31, 2012

Years

Price

Value

$

1.00

1,800,000

7.50    $

1.00     $     1,813,493

$

1.25

150,000

7.70    $

1.25     $

162,572

1,950,000

7.60    $

1.01     $     1,976,064

Options Exercisable

Number

Weighted

Exercisable

Average

Aggregate

Exercise

at March 31,

Exercise

Intrinsic

Price

2012

Price

Value

$

1.00

1,399,920      $

1.00     $      1,410,413

$

1.25

150,000    $

1.25     $

162,572

1,549,920      $

1.01     $      1,572,985

During  the  nine  months  ended  March  31,  2012  and  2011,  the  Company  recorded  $302,289  and  $450,091,

respectively, in stock-based compensation on the statements of operations.

At  March  31,  2012  there  was  $167,950  of  total  unrecognized  compensation  cost  related  to  stock  options

granted  under  the  Plan.   That  cost  is  expected  to  be  recognized  pro-rata  according  to  the  vesting  schedules through August 31, 2012.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 29, 2010, the Company received an advance on a non-interest bearing promissory note of $8,500 from a related entity. The note is due and payable on demand. On July 15, 2010, the Company repaid

$4,000 of the balance of this note. The remaining balance of $4,500 is outstanding as of March 31, 2012 for which the Company has not yet received a demand.

On May 2, 2011, the Company received an advance on an interest bearing promissory note of $7,100 from a related entity. The note is due and payable on June 2, 2012, and bears an interest rate of 8% per annum.

Interest of $434 for the nine months ended March 31, 2012 has been accrued and is outstanding. Subsequent to March 31, 2012, this note was extended to January 3, 2015.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and

$1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extended through October 31, 2010, and was subsequently extended on a month to month basis for the consulting services. As of March 31, 2012 and June 30, 2011, this related party had a balance due of

$50,564 and $26,064, respectively, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extended through December 31, 2009, after which it was extended on a month to month basis. As of March 31, 2012 and June 30, 2011, this related party had a balance due of

$169,019 and $101,706, respectively, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 through June 30, 2010, after which it was continued on a month to month basis. As of March 31, 2012, this related party had a total balance due of

$182,969, comprised of $169,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties. As of June 30, 2011, this related party had a total balance due of $150,969, comprised of $137,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the former Head of Research that calls for monthly compensation of $6,000 through December 31, 2009, this contract was not renewed or extended. As of March 31, 2012 and June 30, 2011, this related party had a balance due of $1,840, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 10 – RELATED PARTY TRANSACTIONS - CONTINUED

On October 1, 2009, the Company entered into an agreement with a consultant to provide bookkeeping services, the monthly compensation is $5,000 through October 1, 2010 in addition the consultant was entitled to 100,000 incentive stock options upon signing through October 1, 2010. On April 1, 2010, we entered into a new agreement with the same consultant, the monthly compensation was amended to be

$2,500 per month, all other terms remained the same through April 1, 2011 This contract was not renewed or extended. As of March 31, 2012 and June 30, 2011, this related party had a balance due of $47,500 and

$25,000, respectively, which is reflected in accounts payable – related parties.

On December 1, 2009, the Company entered into a consulting agreement with the son of our President to provide business consulting services that called for monthly compensation of $2,000 through November 30,

2010. This contract was not renewed or extended. As of December 31, 2011 and June 30, 2011, this related party had a balance due of $9,000, which is reflected in accounts payable – related parties.

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 12– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the

Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, other than these below:

Note payables extensions

Subsequent to period end, all of the Company’s notes payable’s due dates were extended as discussed above in Notes 6 and 7.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. Information presented herein is based on the three and nine month periods ended March 31, 2012. Our fiscal year-end is June 30.

Discussion and Analysis of the Company’s Plan of Operation

Our plan of operation over the next twelve months is to prosecute the Company’s civil complaint against

PT Group and certain of the principals thereof and to consider alternative technologies for merger or acquisition that might create value for our shareholders. Meanwhile, we have suspended our development plan for the technology licensed from PT Group. While awaiting resolution of the uncertainties surrounding the licensing agreement, the Company intends to identify, acquire and develop alternative innovative technologies that it might advance to commercial applications.  Management understands that new technologies must meet several critical milestones in advance of commercialization. Milestones include cost effectiveness, energy efficiencies, convenience of use and practicability. Any products that we should develop will have to be able to effectively compete with today’s accepted technologies by optimizing low-cost manufacturing processes, ensuring enhanced energy efficiencies, and providing a reliable product with the flexibility to rely on alternative fuel sources.

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

Results of Operations

During the nine months ended March 31, 2012, our operations were focused on maintaining our civil complaint against Paul R. Leonard and PT Group in connection with breaches of a licensing agreement and considering alternative technologies for merger or acquisition that might create value for the

Company’s shareholders.

Net Losses

For the period from inception (November 16, 2006) until March 31, 2012, the Company incurred net losses of $4,131,148.

Net losses for the three months ended March 31, 2012 were $147,329 as compared to net losses of

$230,893 for the three months ended March 31, 2011. Net losses for the nine months ended March 31,

2012 were $474,155 as compared to net losses of $702,990 for the nine months ended March 31, 2011.

The decrease in net losses over the comparative three and nine month periods can be attributed to a decrease in general and administrative expenses.

We expect to continue to realize net losses as operating costs accrue and management considers alternative technologies to succeed that technology subject to litigation.

General and Administrative Expenses

For the period from inception until March 31, 2012, the Company incurred general and administrative expenses of $3,455,934. General and administrative expenses for the three months ended March 31, 2012 were $140,897 as compared to $224,418 for the three months ended March 31, 2011. The decrease in general and administrative expenses over the comparative three periods can be primarily attributed to a decrease in professional fees to $9,725 from $19,683, a decrease in consulting fees for related parties to

$30,000 from $54,000, and a decrease in compensation benefits to $100,770 from $150,030.

General and administrative expenses for the nine months ended March 31, 2012 were $454,623 as compared to $684,634 for the nine months ended March 31, 2011. The decrease in general and administrative expenses over the comparative nine month periods can be primarily attributed to a decrease in professional fees to $29,085 from $76,802, a decrease in consulting fees for related parties to

$122,000 from $154,000, a decrease in compensation benefits to $302,289 from $450,091.

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

(inception) to March 31, 2012.

Liquidity and Capital Resources

The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had total assets of $32 consisting of cash as of March 31, 2012.

The Company had current and total liabilities of $980,527, consisting of accounts payable, accounts payable to related parties, accrued payroll, notes payable to related parties, notes payable and loans from a shareholder as of March 31, 2012.

The Company had a stockholders’ deficit of $980,495 and a working capital deficit of $980,495 at March

31, 2012.

For the period from inception until March 31, 2012, net cash used in development stage activities was

$843,836.  Net cash used in development stage activities for the nine month period ending March 31,

2012 was $127 as compared to $33,757 used in development stage activities for the nine months ended

March 31, 2011. Net cash used in development stage activities in the current nine month period can be primarily attributed to general and administrative expenses, that include but are not limited to, personnel costs, accounting fees, consulting expenses, and professional fees, such as for auditing purposes and legal consultation, offset by vested stock options, which is a book expense item that does not affect the total net cash used amount relative to actual cash used and actual cash items that do affect that actual cash used that are not income statement related items, including pre-paid expenses, accounts payable, accounts payable to related parties, and accrued interest. We expect to use net cash in development stage activities until such time as net losses transition to net income, which transition is not anticipated until we realize income producing activities.

For the period from inception until March 31, 2012, net cash used in investing activities was $1,853. Net cash used in investing activities for the nine months ended March 31, 2012 for each of the nine months ended March 31, 2012 and March 31, 2011 was zero. We expect to use net cash in investing activities on returning to technology development activities.

For the period from inception until March 31, 2012, net cash provided by financing activities was

$845,721. Net cash provided by financing activities for the nine months ended March 31, 2012 was zero as compared to $33,000 for the nine months ended March 31, 2011. Net cash flow provided by financing activities in the prior period is attributable to proceeds from notes payable, offset by repayments on notes payable to a related party. We expect net cash provided by financing activities in future periods to fund litigation costs, regulatory compliance and daily operations.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing. We had no commitments or arrangements for financing at March 31, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new funds due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that the Company will be able to secure the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MINE SAFETY DISCLOSURES

Not applicable

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

April 19, 2013

/s/ Robert Miller

Date

Robert Miller

Chief Executive Officer and Director

April 19, 2013

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