Form 10-K
period 2012-06-30
SONNEN Corp
filed 2013-04-24
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012.

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

March 19, 2013.

At April 23, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value (the only class of voting stock), was 67,893,000.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings

7

Item 4.

Mine Safety Disclosures

7

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

8

Equity Securities

Item 6.

Selected Financial Data

9

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

10

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

13

Item 8.

Financial Statements and Supplementary Data

13

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

14

Item 9A.

Controls and Procedures

14

Item 9B.

Other Information

16

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

17

Item 11.

Executive Compensation

19

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

23

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

23

Item 14.

Principal Accountant Fees and Services

24

PART IV

Item 15.

Exhibits, Financial Statement Schedules

25

Signatures

26

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

Employees

We have no employees though our chief executive officer, chief financial officer, and principal accounting officer serve pursuant to consulting agreements at the discretion of Sonnen’s board of directors. We use consultants, attorneys, and accountants as necessary in addition to professional engineers to assist in the development of our business.

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

MINE SAFETY DISCLOSURES

Not applicable.

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

Year

Quarter Ended

High

Low

2012

June 30

$0.04

$0.04

March 31

$0.04

$0.04

2011

December 31

$0.05

$0.04

September 30

$0.08

$0.05

June 30

$0.08

$0.08

March 31

$0.20

$0.15

2010

December 31

$0.15

$0.15

September 30

$0.22

$0.15

Capital Stock

The following is a summary of the material terms of the Sonnen’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of June 30, 2012 there were fifty-six shareholders of record holding a total of 67,893,000 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value

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

Preferred Stock

As of June 30, 2012 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. Preferred stock may have such rights, preferences and designations and may be issued in such series as determined by Sonnen’s Board.

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

Warrants

As of June 30, 2012 there were no warrants issued and outstanding.

Stock Options

As of June 30, 2012 there were 1,950,000 options outstanding, of which 1,549,920 were exercisable as of

August 31, 2012, all of which have since been rescinded by the mutual agreement of Sonnen and the respective grantees.

Convertible Securities

Sonnen had no other securities convertible into shares of its common stock as of June 30, 2012 or as the date of the filing of this annual report.

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

Avenue South, Suite 300, St. Petersburg, Florida, 33701. Their phone number is (727) 289-0010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

Sonnen has not repurchased any shares of its common stock during the fiscal year ended June 30, 2012 or as of the date of the filing of this annual report.

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

Results of Operations

During the year ended June 30, 2012, our operations were focused on maintaining our civil complaint against Paul R. Leonard and PT Group in connection with breaches of a licensing agreement and considering alternative technologies for merger or acquisition that might create value for Sonnen’s shareholders.

Net Losses

For the period from inception (November 16, 2006) until June 30, 2012, Sonnen incurred net losses of

$4,340,677. Net losses for the twelve months ended June 30, 2012 were $619,683 as compared to net losses of $1,206,315 for the twelve months ended June 30, 2011. The decrease in net losses over the comparative annual periods can be primarily attributed to a decrease in general and administrative expenses in the twelve months ended June 30, 2012.

We expect to continue to realize nets losses as general and administrative expenses accrue and management considers alternative technologies to succeed that technology subject to litigation.

Operating Expenses

For the period from inception until June 30, 2012, Sonnen incurred operating expenses of $3,659,026.

Operating expenses for the twelve months ended June 30, 2012 were $657,715 as compared to

$1,180,932 for the twelve months ended June 30, 2011. The decrease in operating expenses over the comparative periods can be primarily attributed to a decrease in general and administrative expenses to

$291 from $7,940, a decrease in professional fees to $37,089 from $102,508, a decrease in compensation and related taxes or benefits to $403,059 from $860,504, a decrease in depreciation to zero from $618, a decrease in research and development costs to zero from $107, offset by a slight increase in transfer fees to $1,278 from $1,255 and an increase in consulting and professional fees related parties to $216,000 from $208,000.

We expect that operating expenses will continue to decrease as Sonnen’s operations are minimized in response to ongoing litigation with PT Group and the suspension of our research and development operations.

Income Tax Expense (Benefit)

Sonnen may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Capital Expenditures

Sonnen has not spent any significant amounts on capital expenditures for the period from inception to

June 30, 2012 and does not expect to do so in the near future.

Liquidity and Capital Resources

Sonnen has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Sonnen had current and total assets of $27 consisting of cash as of June 30, 2012.

Sonnen had current and total liabilities of $1,089,281, consisting of accounts payable, accounts payable to related parties, accrued payroll, notes payable to related parties, notes payable and loans from a shareholder as of June 30, 2012.

Sonnen had a stockholders’ deficit of $1,089,254 and a working capital deficit of $1,089,254 at June 30,

2012.

For the period from inception until June 30, 2012, net cash used in development stage activities was

$843,841.  Net cash used in development stage activities for the twelve month period ending June 30,

2012 was $132 as compared to $40,781 for the twelve months ended June 30, 2011. Net cash used in development stage activities in the current twelve month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including stock option expenses. Actual cash items used in the current twelve month period, that are not income statement related items, include pre-paid expenses, accounts payable, accounts payable to related parties, and accrued interest. We expect net cash used in development stage activities until such time as net losses transition to net income.

For the period from inception until June 30, 2012, net cash used in investing activities was $1,853. Net cash used in investing activities for the twelve months ended June 30, 2012 and June 30, 2011, was zero.

We expect net cash used in investing activities on a return to research and development activities.

For the period from inception until June 30, 2012, net cash provided by financing activities was $845,721.

Net cash provided by financing activities for the twelve months ended June 30, 2012 was zero as compared to $40,100 for the twelve months ended June 30, 2011. Net cash flow provided by financing activities in the prior period is attributable to proceeds from notes payable to related and non-related parties offset by repayments on notes payable to a related party. We expect net cash from financing activities as Sonnen seeks new rounds of financing to finance litigation costs, regulatory compliance and daily operations.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such Sonnen will require additional debt or equity financing. We had no commitments or arrangements for financing at June 30, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore,

despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

Sonnen does not expect to pay cash dividends in the foreseeable future.

Sonnen has a defined stock option plan and contractual commitments with all of its officers and directors.

Sonnen has no current plans for any significant purchase or sale of any plant or equipment.

Sonnen has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2012, Sonnen had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Recent Accounting Pronouncements

Please see Note 1 to our financial statements for recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Not required.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended June 30, 2012 and 2011 are attached hereto as F-1 through F-20.

SONNEN CORPORATION

(A Development Stage Company)

June 30, 2012 and June 30, 2011

INDEX

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Stockholders’ Equity (Deficit)

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sonnen Corporation

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Sonnen  Corporation  and  Subsidiary as  of  June  30,  2012  and  2011  and  the  related  statements  of  operations,  stockholders’  equity,  and  cash flows  for  the  years  then  ended  and  for  the  period  from  November  16,  2006  (inception)  to  June  30,  2012.

Sonnen  Corporation’s  management  is  responsible  for  these  financial  statements.  Our  responsibility  is  to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  the  standards  of  the  Public  Company  Accounting  Oversight

Board  (United  States).  Those  standards  require  that  we  plan  and  perform  the  audit  to  obtain  reasonable assurance  about  whether  the  financial  statements  are  free  of  material  misstatement.  The  company  is  not required  to  have,  nor  were  we  engaged  to  perform,  an  audit  of  its  internal  control  over  financial reporting.

Our  audits included  consideration of  internal  control over financial reporting  as a  basis for  designing  audit procedures that  are appropriate in the circumstances, but  not for the purpose of  expressing an opinion  on the  effectiveness  of  the  company’s  internal  control  over  financial  reporting.  Accordingly,  we  express  no such  opinion.  An  audit  also  includes  examining,  on  a  test  basis,  evidence  supporting  the  amounts  and disclosures in the financial statements, assessing the accounting principles used and significant estimates made  by management,  as well as evaluating the overall  financial statement  presentation. We believe that our audits provide a reasonable basis for our opinion

.

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material  respects,  the financial position  of Sonnen Corporation  and  Subsidiary as of  June 30, 2012  and  2011, and  the results of its  operations  and  its  cash  flows  for  the  years  then  ended  and  for  the  period  from  November  16,  2006

(inception)  to  June  30,  2012  in  conformity  with  accounting  principles  generally  accepted  in  the  United

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

/s/ MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

April 23, 2013

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

June 30,

June 30,

2012

2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

27    $

159

Prepaid expenses (Note 2)

-

1,099

Total Current Assets

$

27    $

1,258

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

128,096    $

131,505

Accounts payable - related parties

567,192

319,379

Accrued payroll

13,283

13,283

Notes payable - related parties (including accrued

interest of $577 - June 30, 2012 and $93 - June 30, 2011)

12,271

11,693

Notes payable (including accrued interest of $28,784

- June 30, 2012 and $16,479 - June 30, 2011)

180,067

167,763

Loans from shareholder (including accrued interest of $28,173

- June 30, 2012 and $15,604 - June 30, 2011)

188,372

166,264

Total Current Liabilities

1,089,281

809,887

COMMITMENTS AND CONTINGENCIES (Note 10)

-

-

STOCKHOLDERS' DEFICIT (Note 7)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 250,000,000 shares

authorized, 67,893,000 issued and outstanding

6,789

6,789

Paid-in capital

3,244,634

2,841,575

Accumulated deficit during the development stage

(4,340,677)

(3,656,993)

Total Stockholders' Deficit

(1,089,254)

(808,629)

Total Liabilities and Stockholders' Deficit

$

27    $

1,258

See accompanying notes to consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts from

development stage

activities

(November 16,

For the years ended

2006

June 30,

through

2012

2011

June 30, 2012)

REVENUES

$

-    $

-    $

-

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative

291

7,940

96,344

Professional fees

37,089

102,508

389,565

Consulting fees

-

-

179,727

Consulting and professional fees - related parties

216,000

208,000

714,250

Stock based compensation

-

-

101,000

Compensation and related taxes and benefits

403,059

860,504

1,998,850

Transfer fees

1,278

1,255

10,582

Depreciation

-

618

1,044

Research & development

-

107

167,666

Total General & Administrative Expenses

657,715

1,180,932

3,659,026

Loss before other income (expense)

(657,715)

(1,180,932)

(3,659,026)

Interest income/ (expense)

(25,968)

(24,574)

(57,290)

Loss on foreign currency exchange

-

-

(1,551)

Loss on disposal of assets

-

(809)

(809)

Impairment loss on asset

-

-

(672,000)

Other income

-

-

50,000

Loss before provision for income taxes

(683,684)

(1,206,315)

(4,340,677)

Provision for income taxes

-

-

-

NET LOSS

$

(619,684)    $    (1,206,315)    $

(4,340,677)

NET LOSS PER SHARE - BASIC AND DILUTED

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

Net (loss) for the year of inception

-

-

-

(6,039)

(6,039)

Balance, June 30, 2007

63,808,000

6,381

63,159

(6,309)

63,501

Net loss for the year

-

-

-

(49,738)

(49,738)

Balance, June 30, 2008

63,808,000

6,381

63,159

(55,777)

13,763

Net (loss) for the year

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

Net (loss) for the year

-

-

-

(2,380,655)

(2,380,655)

Balance, June 30, 2010

67,893,000

6,789

1,981,071

(2,450,678)

(462,817)

Stock options expense

-

-

860,504

-

860,504

Net (loss) for the year

-

-

-

(1,206,315)

(1,206,315)

Balance, June 30, 2011

67,893,000

6,789

2,841,575

(3,656,993)

(808,629)

Stock options expense

-

-

403,059

-

403,059

Net (loss) for the year

-

-

-

(683,684)

(619,684)

Balance, June 30, 2012

67,893,000    $

6,789    $

3,244,634   $

(4,340,677)    $

(1,025,254)

See accompanying notes to consolidated financial statements

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cumulative

amounts from

development stage

activities

For the years ended

(November 16,

June 30,

2006 through

2012

2011

June 30, 2012)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities

$

(619,684)     $

(1,206,315)     $

(4,276,677)

Adjustments to reconcile net loss to net

cash provided (used) by development stage activities:

Depreciation

-

618

1,044

Stock options vested

403,059

860,504

1,908,884

Stock issued for services

-

-

101,000

Loss on disposal of assets

-

809

809

Impairment loss on asset

-

-

672,000

Changes in operating assets and liabilities:

Increase in prepaid expenses

1,099

7,233

-

Increase in accounts payable

6,168

35,014

175,034

Increase in accounts payable - related parties

247,812

237,249

503,191

Increase in accrued liabilities

-

-

13,283

Increase in accrued interest

25,415

24,107

57,592

Total adjustments

683,552

1,165,534

3,432,836

NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES

(132)

(40,781)

(843,841)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

-

-

(1,853)

NET CASH USED BY INVESTING ACTIVITIES

-

-

(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net

-

37,000

280,660

Proceeds from notes payable - related parties

-

7,100

45,600

Repayments from notes payable - related party

-

(4,000)

(50,079)

Proceeds from sale of common stock, net of offering costs

-

-

569,540

NET CASH PROVIDED BY FINANCING ACTIVITIES

-

40,100

845,721

NET INCREASE/ (DECREASE) IN CASH AND CASH

EQUIVALENTS

(132)

(681)

27

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

159

840

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

27     $

159     $

27

Supplemental Disclosures:

Cash paid for income taxes

$

-     $

-     $

-

Cash paid for interest

$

-     $

-     $

-

Non-cash Disclosures:

Payments made by parties on behalf of the Company:

Increase in notes payable

$

9,137     $

-     $

9,137

Increase in notes payable - shareholder

$

438     $

-     $

438

Increase in notes payable - related parties

$

-     $

-     $

21,079

Decrease in accounts payable - related parties

$

(9,575)     $

-     $

(20,654)

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

For the years ended June 30, 2012 and 2011

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

The Company’s  year-end is June 30.

On November 9, 2009, the Company formed a Scientific Advisory Board to support it with research,

development, and commercialization efforts through advice, counsel, and direct participation utilizing the industry expertise and professional and academic backgrounds of its Scientific Advisory Board members pursuant to a licensing agreement entered into on July 27, 2009 (Note 3). The Scientific Advisory Board

had been disbanded as of June 30, 2012.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

At June 30, 2012, the Company’s business operations had not developed and it is highly dependent upon procuring additional funding and therefore is considered a development stage enterprise.

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

For the years ended June 30, 2012 and 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative net loss for the period from inception

(November 16, 2006) through June 30, 2012 of $4,340,677, a working capital deficit of $1,089,254 and for the year ended June 30, 2012 negative cash flows from development stage activities of $132. These conditions raise substantial doubt about the Company's  ability to continue as a going concern. The

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

Income Taxes

The Company accounts for income taxes under the liability method required by ASC 740, “Income

Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  Tax returns are subject to examination by taxing authorities and returns for fiscal years 2008 – 2011 are still open.

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

For the years ended June 30, 2012 and 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Reclassifications

Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the June

30, 2012 presentation. These reclassifications had no effect upon net income, accumulated deficits, or losses per share as previously stated.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments - continued

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, accounts payable, and notes payable are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable to stockholder approximates its fair value because the interest rates associated with the instrument approximates current interest rates charged on similar current borrowings.  The Company does not have other financial assets that would be characterized as Level 2 or

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

For the years ended June 30, 2012 and 2011

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

As of June 30, 2012 and 2011, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company (see

Notes 3 and 10).

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses comprise of none at June 30, 2012 and of the following at June 30, 2011:

2011

Hayes and Boone, LLP

Prepayment retainer for legal fees

$

1,099

Total

$

1,099

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

NOTE 3 – LICENSING AGREEMENT

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

Since PT Group has not remedied the breach in accordance with the Agreement, the Company filed a legal complaint.  The Company has been unable to serve PT Group as of June 30, 2012. (Note 10)

As a result of this discovery, the Company impaired the entire $672,000 book value of the license agreement.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

NOTE 4 – INCOME TAXES

The net operating loss carry-forward and permanent differences are the components of deferred tax assets for income tax purposes as of June 30, 2012. Approximately $1,753,026 was reduced to zero after considering the valuation allowance of $1,753,026, since there is no assurance of future taxable income.

The net operating loss carry-forward as of June 30, 2012 expires as follows:

Expiring Year

Amount

2027

$

6,039

2028

48,195

2029

14,245

2030

1,058,324

2031

345,598

2032

280,625

Total

$

1,753,026

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

The following is an analysis of deferred tax assets as of June 30, 2011:

Deferred Tax Assets

Valuation Allowance

Balance

Deferred tax assets at June 30, 2011     $

500,616    $

(500,616)    $

-

Additions for the year

95,412

(95,412)

-

Deferred tax assets at June 30, 2012     $

596,028    $

(596,028)    $

-

The  following  is  reconciliation  from  the  expected  statutory  federal  income  tax  rate  to  the  Company’s actual income tax rate for the years ended June 30:

2012

2011

Expected income tax (benefit) at Federal statutory tax rate –34%

$   (232,452)    $   (410,147)

Permanent differences

137,040

292,644

Valuation allowance

95,412

117,503

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

For the years ended June 30, 2012 and 2011

NOTE 5 – NOTES PAYABLE

On  January  5,  2010,  the  Company  received  an  advance  on  an  interest  bearing  promissory  note  of

$100,000 from an unrelated entity. The note is due and payable on January 11, 2011, and bears an interest rate  of  8%  per  annum.  Accrued  interest  on  this  note  was  $20,156  and  $12,022  as  of  June  30,  2012  and

June 30, 2011, respectively. Subsequent to June 30, 2012, this note was extended to December 12, 2014.

On August 29, 2009, the Company received an advance on an interest bearing promissory note of $10,000 from  an  unrelated  third  party.  The  note  was  due  and  payable  on  February 28,  2010,  and  bears  an  interest rate  of  1%  per  month.  On  November  17,  2009,  we  made  a  principal  payment  of  $5,000.  On  March  1,

2010, the Company executed a new note to reflect new terms for $5,000 to the same unrelated third party.

The  new note is  due and payable  on  March 1,  2011,  and  bears an interest  rate  of  8%  per annum. Accrued interest  on  this  note  was  $1,512  and  $1,105  as  of  June  30,  2012  and  June  30,  2011,  respectively.

Subsequent to June 30, 2012, this note was extended to January 3, 2015.

On June 10, 2010, the Company received an advance on an interest bearing promissory note of $5,983 for a payment made on behalf of the Company from an unrelated entity. The note is due and payable on June

10, 2011, and bears an interest rate of 8% per annum. On June 18, 2010, the Company received another advance on an interest bearing promissory note of $10,000 in cash from the same unrelated entity. The note is due and payable on June 18, 2011, and bears an interest rate of 8% per annum. On June 30, 2010,

the Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011,

and bears an interest rate of 8% per annum. Accrued interest on these notes was $3,510 and $1,780 as of

June 30, 2012 and June 30, 2011, respectively Subsequent to June 30, 2012, each of these notes were extended to January 3, 2015.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of

$25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Accrued interest on this note was $3,606 and $1,572 as of June 30, 2012 and June 30, 2011, respectively Subsequent to June 30, 2012, this note was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

NOTE 6 – LOANS FROM SHAREHOLDERS

On February 14, 2012, the Company received two advances on interest bearing promissory notes for an aggregate total of $9,137 for three payments made on behalf of the Company from a shareholder. The notes are payable on demand, and the Company has not received a demand as of June 30, 2012, and bears an interest rate of 8% per annum. Interest of $278 for the year ended June 30, 2012 has been accrued and is outstanding as of June 30, 2012.

On February 17, 2010, the Company received an advance on an interest bearing promissory note of

$93,660 in cash and a payment made on behalf of the Company of $5,000 for a total of $98,660 from an unrelated shareholder. The note is due and payable on February 17, 2011, and bears an interest rate of 8%

per annum. On May 6, 2010, the Company received another advance on an interest bearing promissory note of $35,000 in cash and a payment made on behalf of the Company of $5,000 for a total of $40,000 from the same shareholder. The note is due and payable on May 6, 2011, and bears an interest rate of 8%

per annum. On July 8, 2010, the Company received another advance on an interest bearing promissory note of $12,000 from the same shareholder. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum. Subsequent to June 30, 2012, each of these notes was extended to January

3, 2015. On June 15, 2012, the Company received an advance on an interest bearing promissory notes for a payment made on behalf of the Company from the same shareholder as above. The note is payable on demand, and the Company has not received a demand as of June 30, 2012, and bears an interest rate of

8% per annum. Accrued interest on these notes was $27,859 and $15,604 as of June 30, 2012 and June

30, 2011, respectively

NOTE 7 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The  Company  has  250,000,000  common  shares  authorized  at  a  par  value  of  $0.0001  per  share  and

50,000,000 shares of preferred stock, par value $0.0001 per share.   All common stock shares have equal

voting  rights,  are  non-assessable  and  have  one  vote  per  share.   Voting  rights  are  not  cumulative  and,

therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors  of  the  Company.  As  of  June  30,  2012  and  2011,  there  are  no  classes  of  preferred  stock designated  and  none  are  outstanding.  As  of  June  30,  2012  and  2011,  there  are  67,893,000  shares  issued and outstanding.

Common Stock Issuances and Warrants Granted

For the years ended June 30, 2012 and 2011 there were no share issuances.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

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

During the year ended June 30, 2012, there have been no additional grants of stock options under the plan. A summary of the Options granted to employees and others under the Plan and changes since inception of the Plan is presented below:

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

Balance at June 30, 2012

1,950,000    $

1.01    $

1,976,064

Exercisable at June 30, 2012

1,549,920    $

1.01    $

1,572,985

Weighted average fair value of Options

granted through June 30, 2012

$

1.01

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

NOTE 8 – STOCK – BASED COMPENSATION - CONTINUED

The following table summarizes information about stock Options under the Plan that were outstanding at

June 30, 2012:

Outstanding Options

Weighted

Average

Number

Remaining

Weighted

Outstanding

Contractual

Average

Exercise

at June 30,

Life in

Exercise

Intrinsic

Price

2012

Years

Price

Value

$

1.00

1,800,000

7.25      $

1.00     $     1,813,493

$

1.25

150,000

7.45      $

1.25     $

162,572

1,950,000

7.35      $

1.01     $     1,976,064

Options Exercisable

Number

Weighted

Exercisable

Average

Aggregate

Exercise

at June 30,

Exercise

Intrinsic

Price

2012

Price

Value

$

1.00

1,399,920     $

1.00    $

1,410,413

$

1.25

150,000     $

1.25    $

162,572

1,549,920     $

1.01    $

1,572,985

During the years ended June 30, 2012 and 2011, the Company recorded $403,059 and $860,504,

respectively, in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

At June 30, 2012 there was $67,180 of total unrecognized compensation cost related to stock options granted under the Plan.  That cost is expected to be recognized pro-rata according to the vesting schedules through August 1, 2012.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 29, 2010, the Company received an advance on a non-interest bearing promissory note of

$8,500 from a related entity. The note is due and payable on demand. On July 15, 2010, the Company repaid $4,000 of the balance of this note. The remaining balance of $4,500 is outstanding as of June 30,

2012 for which the Company has not yet received a demand.

On May 2, 2011, the Company received an advance on an interest bearing promissory note of $7,100 from a related entity. The note is due and payable on June 2, 2012, and bears an interest rate of 8% per annum. Interest of $577 and $93 for the years ended June 30, 2012 and 2011, respectively, has been accrued and is outstanding. Subsequent to June 30, 2012, this note was extended to January 3, 2015.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and $1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extended through October 31, 2010, and was extended after that on a month to month basis for the consulting services. As of June 30, 2012 and 2011, this related party had a balance due of $ 58,064 and $26,064, respectively, and is reflected in accounts payable – related parties.

On August 1, 2009, the Company entered into a consulting agreement with a director and officer that calls for monthly compensation of $7,500 and extended through December 31, 2009, after which became a month to month basis. As of June 30, 2012 and 2011, this related party had a balance due of $191,519 and

$101,706, respectively, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010,

after which was continued on a month to month basis. As of June 30, 2012, this related party had a total balance due of $246,969, comprised of $233,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties. As of June 30, 2011, this related party had a total balance due of $150,969, comprised of $137,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the former Head of Research that calls for monthly compensation of $6,000 and extends through December 31, 2009, this contract was not renewed or extended. As of June 30, 2012 and 2011, this related party had a balance due of $1,840,

which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012 and 2011

NOTE 9 – RELATED PARTY TRANSACTIONS - CONTINUED

Consulting Agreements – continued

On October 1, 2009, the Company entered into an agreement with a consultant to provide bookkeeping services, the monthly compensation is $5,000 and extended through October 1, 2010, in addition, the consultant shall be entitled to 100,000 incentive stock options upon signing, and extended through

October 1, 2010. On April 1, 2010, we entered into a new agreement with the same consultant, the monthly compensation was amended to be $2,500 per month, all other terms remained the same, and extended through April 1, 2011, this contract was not renewed or extended. As of June 30, 2012 and

2011, this related party had a balance due of $55,000 and $25,000, respectively, which is reflected in accounts payable – related parties.

On December  1,  2009,  the Company entered into  a consulting agreement  with the  son of  our  President  to provide  business  consulting  services  that  calls  for  monthly  compensation  of  $2,000  and  extends  through

November  30,  2010,  this  contract  was  not  renewed  or  extended.  As  of  June  30,  2012  and  2011,  this related party had a balance due of $9,000, which is reflected in accounts payable – related parties.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingencies

On February 6, 2010, PT Group notified the Company of a purported breach of contract terms including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The licensing agreement allows for a ninety day period in which to cure purported breaches. The Company’s management and board of directors have reason to believe that PT Group may not be the rightful owner of the intellectual property licensed under the licensing agreement. (Note 3)

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

For the years ended June 30, 2012 and 2011

NOTE 11– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the

Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, other than these below:

Note payables extensions

Subsequent to year end, all of the Company’s notes payable’s due dates were extended as discussed above in Note 6, 7 and 10.

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

Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Sonnen’s management concluded, as of the end of the period covered by this report, that Sonnen’s disclosure controls and procedures were not effective in recording, processing,

summarizing, and reporting information required to be disclosed, within the time periods specified in the

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

Sonnen’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Sonnen identified the following material weakness:

Lack of Appropriate Independent Oversight.  The board of directors was not providing an appropriate level of oversight of Sonnen’s consolidated financial reporting and procedures for internal control over financial reporting as of June 30, 2012 since there no independent directors who might provide an appropriate level of oversight including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight over the period was a material weakness due to the interested nature of those individuals who comprise our board of directors. Our lack of appropriate independent oversight has been a material weakness since the annual period ended June 30, 2009 through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2012 or 2011 interim or annual financial statements, it could have resulted in material misstatements that might have been prevented or detected by independent oversight. Accordingly we determined that this control deficiency as of June 30, 2012 constituted a material weakness.

Sufficiency of Accounting Resources.   Sonnen has no dedicated accounting personnel to prepare its financial statements, including the consolidation of Sonnen and its subsidiaries in a timely manner contemporaneously with the periods reported.  Rather, Sonnen relies on independent engagements to compile accounting information. The insufficiency of our accounting resources has been a material weakness since the annual period ended June 30, 2009 through the annual period of this report. This control deficiency did result in any audit adjustments to our 2012 financial statements and resulted in certain delays in the consolidation of Sonnen and its subsidiaries for periodic reporting purposes.

Accordingly, we determined that this control deficiency as of June 30, 2012 constituted a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Since an employment agreement dated January 1, 2010, was terminated by mutual agreement on May 15,

2010, Sonnen has compensated its chief executive officer pursuant to a consulting agreement dated

August 1, 2009. The consulting agreement accrues a consulting fee of $7,500 on a month to month basis which has not been paid to Sonnen’s chief executive officer since 2010.  He expects to continue to serve on this basis until such time as Sonnen is able to normalize operations upon which he expects to enter into a new employment agreement that will include a salary, stock options and other compensatory elements.

Our board of directors does not believe that operating without an employment agreement with its chief executive officer is appropriate for a development stage company though the consulting agreement will likely remain in place until future financings include sufficient funding to ensure adequate compensation for Sonnen’s officers.

Sonnen has a consulting agreement with its chief financial officer dated July 1, 2009 pursuant to which a consulting fee of $8,000 accrues on a month to month basis. He expects to continue to serve on this basis until such time as Sonnen is able to normalize operations upon which he expects to enter into an employment agreement that will include a salary, stock options and other compensatory elements.  Our board of directors does not believe that operating without an employment agreement with its chief executive officer is appropriate for a development stage company though the consulting agreement will likely remain in place until future financings include sufficient funding to ensure adequate compensation for Sonnen’s officers.

Executive compensation paid or accrued to our chief executive officer for the year ended June 30, 2012,

was $90,000 for the year ended June 30, 2011, was $90,000 and for the year ended June 30, 2010, was

$617,310. The decrease in executive compensation over the comparative periods can be attributed to the suspension of research and development activities in the second half of 2010.

Executive compensation paid or accrued to our chief financial officer for the year ended June 30, 2012,

was $96,000 for the year ended June 30, 2011, was $96,000 and for the year ended June 30, 2010, was

$611,538. The decrease in executive compensation over the comparative periods can be attributed to the suspension of research and development activities in the second half of 2010.

Tables

The following table provides summary information for the fiscal years ended June 30, 2012, 2011, and

2010 concerning cash and non-cash compensation paid or accrued by Sonnen to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan      Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Robert Miller:

2012

-

-

-

-

-

-

90,000

90,000

CEO, and

2011

-

-

-

-

-

-

90,000

90,000

director

2010

31,5001

-

-

503,7543

-

-

82,0562

617,310

Costas Takkas:      2012

-

-

-

-

-

-

96,000

96,000

former CFO,

2011

-

-

-

-

-

-

96,000

96,000

PAO and

2010

-

-

-

503,7544

-

-

107,7845

611,538

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

30, 2011, we had options to purchase 1,950,000 shares of common stock outstanding of which

1,800,000 had an exercise prices of $1.00, and 200,000 had an exercise price of $1.25, all of which vest over three years in equal increments. At June 30, 2012, 3,050,000 options remained available for future grant.

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

The following table provides summary information for the fiscal year ended June 30, 2012 concerning unexercised options, stock that has not vested, and equity incentive plan awards by Sonnen to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of

$100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

incentive

Equity

Equity

plan

incentive

incentive

awards:

plan awards:

plan

Market

number of

market or

awards:

Number      value of

unearned

payout value

Number of

Number of

number of

of shares

shares

shares,

of unearned

securities

securities

securities

or units

or units

units or

shares, units

underlying

underlying

underlying

of stock

of stock

other

or other

unexercised

unexercised

unexercised

Option

that have

that

rights that

rights that

options

options

unearned

exercise

Option

not

have not

have not

have not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable      unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Robert

Miller1

333,334

500,000

166,666

1.00

August

31, 2019

-

-

-

-

Costas

Takkas

333,334

500,000

166,666

1.00

August

31, 2019

-

-

-

-

(1)    Robert Miller is the indirect beneficial owner of 500,000 options held by Prosper Financial, Inc.

The following table provides summary information for the year ended June 30, 2012 concerning cash and non-cash compensation paid or accrued by Sonnen to or on behalf of its directors.

Name

Fees earned

Stock

Option

Non-equity

Non-qualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

$

cash

$

$

compensation

compensation

$

$

$

$

Robert

-

-

-

-

-

-

-

Miller

Costas

-

-

-

-

-

-

-

Takkas

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of Sonnen’s 67,893,000 shares of common stock issued and outstanding as of April 23, 2013 with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

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

(2)    Robert Miller is a indirect beneficial owner of 25,000,000 shares held by Ms. Maria Maz, to whom Mr. Miller is married and 500,000 options held by Prosper Financial, Inc., an  entity owned by Ms. Maz, that vest in equal increments over three years to purchase shares of common stock at $1.00 per share on or before August 31, 2019.

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

Accordingly, we had no independent directors as of June 30, 2012.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Matinelli Mick PLLC (“Martinelli”) has provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended June 30, 2012 and June 30, 2011 respectively.

The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by our principal accountants.

Martinelli Mick Fees and Services

2011

Audit fees

$

-

$

-

Audit-related fees

-

-

Tax fees

-

-

All other fees

-

-

Total fees paid or accrued to our principal accountants

$

-

$

-

Audit Committee Pre-Approval

Sonnen did not have a standing audit committee at the time its respective auditors were engaged.

Therefore, all services provided to Sonnen by Martinelli, as detailed above, were pre-approved by

Sonnen’s board of directors. Martinelli performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-21, and are included as part of this Form 10-K:

Financial Statements of Sonnen for the years ended June 30, 2012 and 2011:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-K, and are incorporated herein by this reference.

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

April 23, 2013

By: Robert Miller

Its: President, Chief Executive Officer and Director

/s/ Costas Takkas

April 23, 2013

By: Costas Takkas

Its: Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Robert Miller

April 23, 2013

Robert Miller

President, Chief Executive Officer and Director

/s/ Costas Takkas

April 23, 2013

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

27