Form 10-Q
period 2012-09-30
SONNEN Corp
filed 2013-04-26
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Yes ☑  No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date. The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the  only class of voting stock), at April 25, 2013, was 67,893,000.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of  September 30, 2012 (Unaudited)  and June 30,

4

2012

Unaudited  Consolidated Statements of Operations for the three  months ended

5

September 30, 2012 and 2011, and cumulative amounts from development stage activities (November 16, 2006  through September 30, 2012)

Unaudited  Consolidated Statements of Cash Flows for the three months ended

6

September 30, 2012 and 2011, and cumulative amounts from development stage activities (November 16, 2006 through September 30, 2012)

Notes to Unaudited  Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

17

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.

Controls and Procedures

22

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Mine Safety Disclosures

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

24

Signatures

Index to

25

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

September 30,

June 30,

2012

2012

(unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

-    $

27

Total Current Assets

$

-    $

27

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

129,223    $

128,096

Accounts payable - related parties

628,692

567,192

Accrued payroll

13,283

13,283

Notes payable - related parties (including accrued

interest of $816 - September 30, 2012 and $671 - June 30, 2012)

12,416

12,271

Notes payable (including accrued interest of $31,877

- September 30, 2012 and $28,784 - June 30, 2012)

183,160

180,067

Loans from shareholder (including accrued interest of $30,948

- September 30, 2012 and $28,137 - June 30, 2012)

191,648

188,372

Total Current Liabilities

1,158,422

1,089,281

COMMITMENTS AND CONTINGENCIES (Note 10)

-

-

STOCKHOLDERS' DEFICIT (Note 7)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 250,000,000 shares

authorized, 67,893,000 issued and outstanding

6,789

6,789

Paid-in capital

3,311,814

3,244,634

Accumulated deficit during the development stage

(4,477,025)

(4,340,677)

Total Stockholders' Deficit

(1,158,422)

(1,089,254)

Total Liabilities and Stockholders' Deficit

$

-    $

27

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts from

development

stage

activities

For the three months ended

(November 16,

September 30,

2006 through

September 30,

2012

2011

2012)

REVENUES

$

-    $

-    $

-

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative

37

153

96,381

Professional fees

8,263

11,740

397,827

Consulting fees

-

-

179,727

Consulting and professional fees - related parties

54,000

54,000

768,250

Stock based compensation

-

-

101,000

Compensation and related taxes and benefits

67,180

100,750

2,066,030

Transfer fees

319

350

10,901

Depreciation

-

-

1,044

Research & development

-

-

167,666

Total General & Administrative Expenses

129,799

166,993

3,788,826

Loss before other income (expense)

(129,799)

(166,993)

(3,788,826)

Interest income/ (expense)

(6,549)

(6,778)

(63,839)

Loss on foreign currency exchange

-

-

(1,551)

Loss on disposal of assets

-

-

(809)

Impairment loss on asset

-

-

(672,000)

Other income

-

-

50,000

Loss before provision for income taxes

(136,348)

(173,771)

(4,477,025)

Provision for income taxes

-

-

-

NET LOSS

$

(136,348)    $

(173,771)    $

(4,477,025)

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

September 30,

2006 through

September 30,

2012

2011

2012)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities

$

(136,348)     $

(173,771)     $

(4,477,025)

Adjustments to reconcile net loss to net

cash provided (used) by development stage activities:

Depreciation

-

-

1,044

Stock options vested

67,180

100,750

1,976,064

Stock issued for services

-

-

101,000

Loss on disposal of assets

-

-

809

Impairment loss on asset

-

-

672,000

Changes in operating assets and liabilities:

Increase in prepaid expenses

-

243

-

Increase in accounts payable

1,127

4,237

176,161

Increase in accounts payable - related parties

61,500

62,169

628,690

Increase in accrued liabilities

-

-

13,283

Increase in accrued interest

6,514

6,318

64,106

Total adjustments

136,321

173,714

3,633,157

NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES

(27)

(57)

(843,868)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

-

-

(1,853)

NET CASH USED BY INVESTING ACTIVITIES

-

-

(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net

-

-

280,660

Proceeds from notes payable - related parties

-

-

45,600

Repayments from notes payable - related party

-

-

(50,079)

Proceeds from sale of common stock, net of offering costs

-

-

569,540

NET CASH PROVIDED BY FINANCING ACTIVITIES

-

-

845,721

NET DECREASE IN CASH AND CASH EQUIVALENTS

(27)

(57)

-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

27

159

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

-     $

102     $

-

Supplemental Disclosures:

Cash paid for income taxes

$

-     $

-     $

-

Cash paid for interest

$

-     $

-     $

-

Non-cash Disclosures:

Payments made by parties on behalf of the Company:

Increase in notes payable

$

-     $

-     $

9,137

Increase in notes payable - shareholder

$

-     $

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

September 30, 2012

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

September 30, 2012

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

Company’s financial position as of September 30, 2012, and the results of its operations and cash flows for the three months ended September 30, 2012, have been made.  Operating results for the three months ended

September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended

June 30, 2013.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2012, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At September 30, 2012, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

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

(November 16, 2006) through September 30, 2012 of $4,477,025, a working capital deficit of $1,158,422 and negative cash flows from development stage activities of $27. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

Breach of Contract Claim

On February 6, 2010, PT Group notified the Company of a purported breach of contract terms, including a breach of confidentiality, insufficient funding for research and development activities and failure to provide direct access to our patent attorneys. The license agreement allowed for a ninety day period in which to cure purported breaches. During the quarter ended March 31, 2010, the Company learned that PT Group was not the rightful owner of the license and had no rights to grant the license to the Company. Since PT Group has not remedied the breach in accordance with the Agreement, the Company filed a legal complaint. (Note 10).

As a result of this discovery, the Company impaired the entire $672,000 book value of the license agreement.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

NOTE 5 – NOTES PAYABLE

On  January 5,  2010,  the  Company received  an  advance  on  an  interest  bearing  promissory note  of  $100,000 from  an  unrelated  entity.  The  note  is  due  and  payable  on  January 11,  2011,  and  bears  an  interest  rate  of  8%

per annum. Accrued interest on this note was $22,199 and $14,067 as of September 30, 2012 and September

30, 2011, respectively. Subsequent to September 30, 2012, this note was extended to December 12, 2014.

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

$1,614   and   $1,207   as   of   September   30,   2012   and   September   30,   2011,   respectively.   Subsequent   to

September 30, 2012, this note was extended to January 3, 2015.

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

Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011, and bears an interest rate of 8% per annum.  Accrued interest on these notes was $3,946 and $2,215 as of

September 30, 2012 and September 30, 2011, respectively. Subsequent to September 30, 2012, each of these notes was extended to January 3, 2015.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of

$25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Accrued interest on this note was $4,117 and $2,083 as of September 30, 2012 and

September 30, 2011, respectively. Subsequent to September 30, 2012, this note was extended to January 3,

2015.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

NOTE 6 – LOANS FROM SHAREHOLDERS

On February 14, 2012, the Company received two advances on interest bearing promissory notes for an aggregate total of $9,137 for three payments made on behalf of the Company from a shareholder. The notes are payable on demand, and the Company has not received a demand as of September 30, 2012, and bears an interest rate of 8% per annum. Interest of $187 for the period ended September 30, 2012 has been accrued and is outstanding as of September 30, 2012.

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

July 8, 2010, the Company received another advance on an interest bearing promissory note of $12,000 from the same shareholder. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum. Subsequent to September 30, 2012, each of these notes was extended to January 3, 2015. On June

15, 2012, the Company received an advance on an interest bearing promissory note in the amount of

$12,000 as a payment made on behalf of the Company from the same shareholder as above. The note is payable on demand, and the Company has not received a demand as of September 30, 2012, and bears an interest rate of 8% per annum. Accrued interest on these notes was $30,948 and $18,684 as of September

30, 2012 and September 30, 2011, respectively

NOTE 7 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and

50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and,

therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of September 30, 2012, there are no classes of preferred stock designated and none are outstanding. As of September 30, 2012 and 2011, there are 67,893,000 shares issued and outstanding, respectively.

Common Stock Issuances and Warrants Granted

For the three months ended September 30, 2012 there were no share issuances.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

During the three months ended September 30, 2012, there have been no additional grants of stock options under the plan.

A summary of the Options granted to employees and others under the Plan and changes since inception of the Plan is presented below:

Weighted

Average

Number of

Exercise

Aggregate

Options

Price

Intrinsic Value

Balance at July 1, 2011

2,950,000    $

1.01    $

1,976,064

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

-

-

-

Balance at June 30, 2011

1,950,000    $

1.01    $

1,976,064

Exercisable at June 30, 2012

1,549,960    $

1.01    $

1,572,985

Weighted  average  fair  value  of  Options

granted through June 30, 2011

$

1.01

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

NOTE 8 – STOCK – BASED COMPENSATION - CONTINUED

Weighted

Average

Number of

Exercise

Aggregate

Options

Price

Intrinsic Value

Balance at July 1, 2012

1,950,000    $

1.01    $

1,976,064

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

-

-

-

Balance at September 30, 2012

1,950,000    $

1.01    $

1,976,064

Exercisable at September 30, 2012

1,950,000    $

1.01    $

1,976,064

Weighted  average  fair  value  of  Options

granted through September 30, 2012

$

1.01

The following table summarizes information about stock options under the Plan that were outstanding at

September 30, 2012:

Outstanding Options

Weighted

Number

Average

Outstanding

Remaining

Weighted

at

Contractual

Average

Exercise

September

Life in

Exercise

Intrinsic

Price

30, 2012

Years

Price

Value

$

1.00

1,800,000

7.50    $

1.00     $     1,813,493

$

1.25

150,000

7.70    $

1.25     $

162,572

1,950,000

7.60    $

1.01     $     1,976,064

Options Exercisable

Number

Exercisable

Weighted

at

Average

Aggregate

Exercise

September

Exercise

Intrinsic

Price

30, 2012

Price

Value

$

1.00

1,800,000      $

1.00     $      1,813,492

$

1.25

150,000    $

1.25     $

162,572

1,950,000      $

1.01     $      1,976,064

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

NOTE 8 – STOCK – BASED COMPENSATION - CONTINUED

During the three months ended September 30, 2012 and 2011, the Company recorded $67,180 and

$100,750, respectively, in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

At September 30, 2012 all outstanding options were fully vested and there was no unrecognized compensation cost related to stock options granted under the Plan.

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 29, 2010, the Company received an advance on a non-interest bearing promissory note of $8,500 from a related entity. The note is due and payable on demand. On July 15, 2010, the Company repaid

$4,000 of the balance of this note. The remaining balance of $4,500 is outstanding as of September 30, 2012 for which the Company has not yet received a demand.

On May 2, 2011, the Company received an advance on an interest bearing promissory note of $7,100 from a related entity. The note is due and payable on June 2, 2012, and bears an interest rate of 8% per annum.

Interest of $145 for both periods ended September 30, 2012 has been accrued and is outstanding as of

September 30, 2012. Subsequent to September 30, 2012, this note was extended to January 3, 2015.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and

$1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010, and was extended after that on a month to month basis for the consulting services. As of September 30, 2012 and June 30, 2012, this related party had a balance due of $65,564 and

$58,064, respectively, and is reflected in accounts payable – related parties.

On August  1,  2009,  the  Company  entered  into  a  consulting  agreement  with  a  director  and  officer  that  calls for  monthly  compensation  of  $7,500  and  extended  through  December  31,  2009,  after  which  became  a month to  month  basis. As of  September  30,  2012  and  June  30,  2012,  this related party had a balance  due  of

$214,019 and $191,519, respectively, which is reflected in accounts payable – related parties.

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010, after which was continued on a month to month basis. As of September 30, 2012, this related party had a total balance due of $270,969, comprised of $257,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties. As of June 30, 2012, this related party had a total balance due of $246,969, comprised of $233,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

NOTE 9 – RELATED PARTY TRANSACTIONS - CONTINUED

Consulting Agreements - continued

On  October  1,  2009,  the  Company  entered  into  a  consulting  agreement  with  the  former  Head  of  Research that  calls  for  monthly  compensation  of  $6,000  and  extends  through  December  31,  2009,  this  contract  was not renewed  or  extended. As  of September 30,  2012 and  June 30,  2012,  this related  party had  a  balance  due of $1,840, which is reflected in accounts payable – related parties.

On  October  1,  2009,  the  Company  entered  into  an  agreement  with  a  consultant  to  provide  bookkeeping services,  the  monthly  compensation  is  $5,000  and  extended  through  October  1,  2010,  in  addition,  the consultant  shall  be  entitled  to  100,000  incentive  stock  options  upon  signing,  and  extended  through  October

1,  2010.  On  April  1,  2010,  we  entered  into  a  new  agreement  with  the  same  consultant,  the  monthly compensation  was  amended  to  be  $2,500  per  month,  all  other  terms  remained  the  same,  and  extended through April  1,  2011,  this  contract  was  not  renewed  or  extended. As  of  September  30,  2012  and  June  30,

2012,  this  related  party  had  a  balance  due  of  $62,500  and  $55,000,  respectively,  which  is  reflected  in accounts payable – related parties.

On  December  1,  2009,  the  Company  entered  into  a  consulting  agreement  with  the  son  of  our  President  to provide  business  consulting  services  that  calls  for  monthly  compensation  of  $2,000  and  extends  through

November  30,  2010,  this  contract  was  not  renewed  or  extended.  As  of  September  30,  2012  and  June  30,

2012, this related party had a balance due of $9,000, which is reflected in accounts payable – related parties.

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

September 30, 2012

NOTE 11– SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the

Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, other than these below:

Note payables extensions

Subsequent to period end, all of the Company’s notes payable’s due dates were extended as discussed above in Notes 5 and 6.

Note payables

On October 12, 2012, the Company received an advance on an interest bearing promissory note of $15,000 from a related entity. The note is due and payable on demand, and bears an interest rate of 8% per annum.

On October 19, 2012, the Company received an advance of $14,669 on an interest bearing promissory note for payments made on behalf of the Company by a shareholder. The note is payable on demand, and bears an interest rate of 8% per annum.

On October 30, 2012, the Company received an advance on an interest bearing promissory note of $4,000 from a related entity. The note is due and payable on demand, and bears an interest rate of 8% per annum.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. Information presented herein is based on the three month periods ended September 30, 2012. Our fiscal year-end is June 30.

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

Results of Operations

During the three months ended September 30, 2012, our operations were focused on maintaining our civil complaint against Paul R. Leonard and PT Group in connection with breaches of a licensing agreement and considering alternative technologies for merger or acquisition that might create value for the

Company’s shareholders.

Net Losses

For the period from inception (November 16, 2006) until September 30, 2012, the Company incurred net losses of $4,477,025.

Net losses for the three months ended September 30, 2012 were $136,348 as compared to net losses of

$173,771 for the three months ended September 30, 2011.The decrease in net losses over the comparative three month periods can be attributed to a decrease in general and administrative expenses.

We expect to continue to realize net losses as operating costs accrue and management considers alternative technologies to succeed that technology subject to litigation.

General and Administrative Expenses

For the period from inception until September 30, 2012, the Company incurred general and administrative expenses of $3,788,826. General and administrative expenses for the three months ended

September 30, 2012 were $129,799 as compared to $166,993 for the three months ended September 30,

2011. The decrease in general and administrative expenses over the comparative three month periods can be primarily attributed to a decrease in professional fees to $8,263 from $11,740, a decrease in compensation benefits to $67,180 from $100,750 and a decrease in transfer fees to $319 from $350.

Consulting fees to related parties remained consistent over the respective three month periods.

We expect that general and administrative expenses will continue to decrease as the Company’s operations slow in response to ongoing litigation with PT Group.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Capital Expenditures

The Company has not spent significant amounts of capital for the period from November 16, 2006

(inception) to September 30, 2012.

Liquidity and Capital Resources

The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had total assets of zero as of September 30, 2012.

The Company had current and total liabilities of $1,158,422, consisting of accounts payable, accounts payable to related parties, accrued payroll, notes payable to related parties, notes payable and loans from a shareholder as of September 30, 2012.

The Company had a stockholders’ deficit of $1,158,422 and a working capital deficit of $1,158,422 at

September 30, 2012.

For the period from inception until September 30, 2012, net cash used in development stage activities was

$843,868.  Net cash used in development stage activities for the three month period ending September 30,

2012 was $27 as compared to $57 used in development stage activities for the three months ended

September 30, 2011. Net cash used in development stage activities in the current three month period can be attributed to general and administrative expenses, that include but are not limited to, personnel costs,

accounting fees, consulting expenses, and professional fees, such as for auditing purposes and legal consultation, offset by vested stock options, which is a book expense item that does not affect the total net cash used amount relative to actual cash used and actual cash items that do affect that actual cash used that are not income statement related items, including accounts payable, accounts payable to related parties, and accrued interest. We expect to use net cash in development stage activities until such time as net losses transition to net income, which transition is not anticipated until we realize income producing activities.

For the period from inception until September 30, 2012, net cash used in investing activities was $1,853.

Net cash used in investing activities for each of the three months ended September 30, 2012 and

September 30, 2011 was zero. We expect to use net cash in investing activities on returning to technology development activities.

For the period from inception until September 30, 2012, net cash provided by financing activities was

$845,721. Net cash provided by financing activities for each of the three months ended September 30,

2012 and September 30, 2011 was zero. We expect net cash provided by financing activities in future periods to fund litigation costs, regulatory compliance and daily operations.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing. We had no commitments or arrangements for financing at September 30, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new funds due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that the Company will be able to secure the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

       our anticipated financial performance;
       uncertainties related to the research and development of technology;
       our ability to generate revenues through sales to fund future operations;
       our ability to raise additional capital to fund cash requirements for future operations;
       the volatility of the stock market; and
       general economic conditions.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or are subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January

1, 2013. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on its financial position, results of operations, and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Critical Accounting Policies

In the notes to the audited consolidated financial statements the Company for the years ended June 30,

2012 and 2011, included in the Company’s Form 10-K filed with the Securities and Exchange

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

25 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnen Corporation

Registrant

April 25, 2013

/s/ Robert Miller

Date

Robert Miller

Chief Executive Officer and Director

April 25, 2013

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

25