Form 10-Q
period 2012-12-31
SONNEN Corp
filed 2013-04-26
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012.

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

Yes ☑  No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date. The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the  only class of voting stock), at April 26, 2013, was 67,893,000.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of  December 31, 2012 (Unaudited)  and June 30,

4

2012

Unaudited  Consolidated Statements of Operations for the three  and six months

5

ended December 31, 2012 and 2011, and cumulative amounts from development stage activities (November 16, 2006 through December 31, 2012)

Unaudited  Consolidated Statements of Cash Flows for the six months ended

6

December 31, 2012 and 2011, and cumulative amounts from development stage activities (November 16, 2006 through December 31, 2012)

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

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Mine Safety Disclosures

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

Signatures                                                                                                                          24

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

December 31,

June 30,

2012

2012

(unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

314    $

27

Prepaid expenses (Note 4)

14,988

-

Total Current Assets

$

15,302    $

27

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

111,059    $

128,096

Accounts payable - related parties

691,836

567,192

Accrued payroll

13,283

13,283

Notes payable - related parties (including accrued

interest of $1,283 - December 31, 2012 and $671 - June 30, 2012)

31,883

12,271

Notes payable (including accrued interest of $35,621

- December 31, 2012 and $29,062 - June 30, 2012)

186,253

180,067

Loans from shareholder (including accrued interest of $34,275

- December 31, 2012 and $27,859 - June 30, 2012)

209,830

188,372

Total Current Liabilities

1,244,144

1,089,281

COMMITMENTS AND CONTINGENCIES (Note 11)

-

-

STOCKHOLDERS' DEFICIT (Note 8)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 250,000,000 shares

authorized, 67,893,000 issued and outstanding

6,789

6,789

Paid-in capital

3,311,814

3,244,634

Accumulated deficit during the development stage

(4,547,445)

(4,340,677)

Total Stockholders' Deficit

(1,228,842)

(1,089,254)

Total Liabilities and Stockholders' Deficit

$

15,302    $

27

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Cumulative

amounts from

development stage

activities

For the three months ended

For the six months ended

(November 16, 2006

December 31,

December 31,

through

2012

2011

2012

2011

December 31, 2012)

REVENUES

$

-

$

-

$

-

$

-

$

-

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative

723

44

760

197

97,104

Professional fees

8,234

7,620

16,497

19,360

406,061

Consulting fees

-

-

-

-

179,727

54,000

108,000

822,250

Consulting and professional fees - related parties

38,000

92,000

Stock based compensation

-

-

-

-

101,000

2,066,030

Compensation and related taxes and benefits

-

100,769

67,180

201,519

Transfer fees

350

300

669

650

11,251

Depreciation

-

155

-

309

1,044

Research & development

-

-

-

-

167,666

Total General & Administrative Expenses

63,307

146,733

193,106

313,726

3,852,133

Loss before other income (expense)

(63,307)

(146,733)

(193,106)

(313,726)

(3,852,133)

Interest income/ (expense)

(7,113)

(6,322)

(13,662)

(13,100)

(70.952)

Loss on foreign currency exchange

-

-

-

-

(1,551)

Loss on disposal of assets

-

-

-

-

(809)

Impairment loss on asset

-

-

-

-

(672,000)

Other income

-

-

-

-

50,000

Loss before provision for income taxes

(70,420)

(153,055)

(206,768)

(326,826)

(4,547,445)

Provision for income taxes

-

-

-

-

-

NET LOSS

$

(70,420)      $

(153,055)      $

(206,768)      $

(326,826)      $

(4,547,445)

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

December 31,

2006 through

2012

2011

December 31, 2012)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities

$

(206,768)

$

(326,826)

$

(4,547,445)

Adjustments to reconcile net loss to net

cash provided (used) by development stage activities:

Depreciation

-

-

1,044

Stock options vested

67,180

201,519

1,976,064

Stock issued for services

-

-

101,000

Loss on disposal of assets

-

-

809

Impairment loss on asset

-

-

672,000

Changes in operating assets and liabilities:

Increase in prepaid expenses

(14,988)

243

(14,988)

Increase in accounts payable

12,632

4,688

187,665

Increase in accounts payable  - related parties

124,643

107,668

691,834

Increase in accrued liabilities

-

-

13,283

Increase in accrued interest

13,588

12,636

71,180

Total adjustments

203,055

326,754

3,699,891

NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES

(3,713)

(72)

(847,554)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

-

-

(1,853)

NET CASH USED BY INVESTING ACTIVITIES

-

-

(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net

-

-

280,660

Proceeds from notes payable - related parties

4,000

-

49,600

Repayments from notes payable  - related party

-

-

(50,079)

Proceeds from sale of common stock, net of offering costs

-

-

569,540

NET CASH PROVIDED BY FINANCING ACTIVITIES

4,000

-

849,721

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS

287

(72)

314

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

27

159

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

314

$

87

$

314

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

December 31, 2012

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

December 31, 2012

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

Company’s financial position as of December 31, 2012, and the results of its operations and cash flows for the six months ended December 31, 2012, have been made.  Operating results for the six months ended

December 31, 2012 are not necessarily indicative of the results that may be expected for the year ended

June 30, 2013.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2012, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At December 31, 2012, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

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

(November 16, 2006) through December 31, 2012 of $4,547,445, a working capital deficit of $1,228,842 and negative cash flows from development stage activities of $3,713. These conditions raise substantial doubt about the Company's  ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses comprise of the following at December 31, 2012:

MartinelliMick PLLC

Prepayment retainer for Audit fees

$     14,998

Total

$     14,998

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

NOTE 6 – NOTES PAYABLE

On  January 5,  2010,  the  Company received  an  advance  on  an  interest  bearing  promissory note  of  $100,000 from  an  unrelated  entity.  The  note  is  due  and  payable  on  January 11,  2011,  and  bears  an  interest  rate  of  8%

per annum. Accrued interest  on this note was  $24,244 and $16,111 as of December  31,  2012 and December

31, 2011, respectively. Subsequent to December 31, 2012, this note was extended to December 12, 2014.

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

$1,716 and $1,310 as of December 31, 2012 and December 31, 2011, respectively. Subsequent to December

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

Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011, and bears an interest rate of 8% per annum. Accrued interest on these notes was $4,381 and $2,650 as of

December 31, 2012 and December 31, 2011, respectively. Subsequent to December 31, 2012, each of these notes was extended to January 3, 2015.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of

$25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Accrued interest on this note was $4,628 and $2,594 as of December 31, 2012 and

December 31, 2011, respectively. Subsequent to December 31, 2012, this note was extended to January 3,

2015.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

NOTE 7 – LOANS FROM SHAREHOLDERS

On February 14, 2012, the Company received two advances on interest bearing promissory notes for an aggregate total of $9,137 for three payments made on behalf of the Company from a shareholder. The notes are payable on demand, and the Company has not received a demand as of September 30, 2012, and bears an interest rate of 8% per annum. Accrued interest of $652 for the period ended December 31, 2012 has been accrued and is outstanding as of December 31, 2012.

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

July 8, 2010, the Company received another advance on an interest bearing promissory note of $12,000 from the same shareholder. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum. Subsequent to December 31, 2012, each of these notes was extended to January 3, 2015. On June

15, 2012, the Company received an advance on an interest bearing promissory notes for a payment of $438 made on behalf of the Company from the same shareholder as above. The note is payable on demand, and the Company has not received a demand as of December 31, 2012, and bears an interest rate of 8% per annum. On October 19, 2012, the Company received an advance of $14,669 on an interest bearing promissory note for payments made on behalf of the Company from the same shareholder as above. The note is payable on demand, and the Company has not received a demand as of December 31, 2012, and bears an interest rate of 8% per annum. Accrued interest on these notes was $34,275 and $21,764 as of

December 31, 2012 and December 31, 2011, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and

50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and,

therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of December 31, 2012, there are no classes of preferred stock designated and none are outstanding. As of December 31, 2012 and 2011, there are 67,893,000 shares issued and outstanding, respectively.

Common Stock Issuances

For the three months ended December 31, 2012 there were no share issuances.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

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

During the six months ended December 31, 2012, there have been no additional grants of stock options under the plan.

On December 31, 2012, all outstanding vested options had expired in accordance with the terms of their respective stock option agreements or were rescinded by mutual agreement between the Company and the respective holders.

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

December 31, 2012

NOTE 9 – STOCK – BASED COMPENSATION - CONTINUED

Weighted

Average

Number of

Exercise

Aggregate

Options

Price

Intrinsic Value

Balance at July 1, 2012

1,950,000    $

1.01    $

1,976,064

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

(1,950,000)

-

(1,976,064)

Balance at December 31, 2012

-

$

-

$

-

Exercisable at December 31, 2012

-

$

-

$

-

Weighted  average  fair  value  of  Options

-

granted through December 31, 2012

$

The following table summarizes information about stock Options under the Plan that were outstanding at

December 31, 2012:

Outstanding Options

Weighted

Number

Average

Outstanding

Remaining

Weighted

at

Contractual

Average

Exercise

December

Life in

Exercise

Intrinsic

Price

31, 2012

Years

Price

Value

$

-

-

-

$

-

$

-

Options Exercisable

Number

Weighted

Exercisable

Average

Aggregate

Exercise

at December

Exercise

Intrinsic

Price

31, 2012

Price

Value

$

-

-

$

-

$

-

During the six months ended December 31, 2012 and 2011, the Company recorded $67,180 and $201,519,

respectively, in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

At December 31, 2012 there was no unrecognized compensation cost related to stock options granted under the Plan.

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 29, 2010, the Company received an advance on a non-interest bearing promissory note of $8,500 from a related entity. The note is due and payable on demand. On July 15, 2010, the Company repaid

$4,000 of the balance of this note. The remaining balance of $4,500 is outstanding as of December 31, 2012 for which the Company has not yet received a demand.

On May 2, 2011, the Company received an advance on an interest bearing promissory note of $7,100 from a related entity. The note is due and payable on June 2, 2012, and bears an interest rate of 8% per annum.

Accrued interest of $961 and $383 for the periods ended December 31, 2012 and 2011, respectively, has been accrued and is outstanding as of December 31, 2012. Subsequent to December 31, 2012, this note was extended to January 3, 2015.

On October 30, 2012, the Company received an advance on an interest bearing promissory note of $4,000 from a related entity. The note is due and payable on demand, and bears an interest rate of 8% per annum.

Interest of $55 for the period ended December 31, 2012 been accrued and is outstanding as of December 31,

2012. The balance is outstanding as of December 31, 2012, and the Company has not yet received a demand.

On October 12, 2012, the Company received an advance on an interest bearing promissory note of $15,000 from a related entity. The note is due and payable on demand, and bears an interest rate of 8% per annum.

Interest of $267 for the period ended December 31, 2012 been accrued and is outstanding as of December

31, 2012. The balance is outstanding as of December 31, 2012, and the Company has not yet received a demand.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and

$1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010, and was extended after that on a month to month basis for the consulting services. As of December 31, 2012 and June 30, 2012, this related party had a balance due of $73,064 and

$58,064, respectively, and is reflected in accounts payable – related parties.

On August  1,  2009,  the  Company  entered  into  a  consulting  agreement  with  a  director  and  officer  that  calls for  monthly  compensation  of  $7,500  and  extended  through  December  31,  2009,  after  which  became  a month  to  month  basis. As  of  December  31,  2012  and  June  30,  2012,  this  related  party had  a  balance  due  of

$236,519 and $191,519, respectively, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

NOTE 10 – RELATED PARTY TRANSACTIONS - CONTINUED

Consulting Agreements - continued

On July 1, 2009, the Company entered into a consulting agreement with a shareholder, director and officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010, after which was continued on a month to month basis. As of December 31, 2012, this related party had a total balance due of $296,613, comprised of $281,350 due for consulting fees, and $15,263 for business expenses, all of which is reflected in accounts payable – related parties. As of June 30, 2012, this related party had a total balance due of $246,969, comprised of $233,350 due for consulting fees, and $13,619 for business expenses, all of which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into a consulting agreement with the former Head of Research that calls for monthly compensation of $6,000 and extends through December 31, 2009, this contract was not renewed or extended. As of December 31, 2012 and June 30, 2012, this related party had a balance due of $1,840, which is reflected in accounts payable – related parties.

On October 1, 2009, the Company entered into an agreement with a consultant to provide bookkeeping services, the monthly compensation is $5,000 and extended through October 1, 2010, in addition, the consultant shall be entitled to 100,000 incentive stock options upon signing, and extended through October

1, 2010. On April 1, 2010, we entered into a new agreement with the same consultant, the monthly compensation was amended to be $2,500 per month, all other terms remained the same, and extended through April 1, 2011, this contract was not renewed or extended. As of December 31, 2012 and June 30,

2012, this related party had a balance due of $70,000 and $55,000, respectively, which is reflected in accounts payable – related parties.

On December 1, 2009, the Company entered into a consulting agreement with the son of our President to provide business consulting services that calls for monthly compensation of $2,000 and extends through

November 30, 2010, this contract was not renewed or extended. As of December 31, 2012 and June 30,

2012, this related party had a balance due of $9,000, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

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

Note payable – related party

On March 20, 2013, the Company received an advance on an interest bearing promissory note of $2,000 from a related entity. The note is due and payable on demand, and bears an interest rate of 8% per annum,

and the Company has not yet received a demand to date.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. Information presented herein is based on the three and six month periods ended December 31, 2012. Our fiscal year-end is June 30.

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

Results of Operations

During the six months ended December 31, 2012, our operations were focused on maintaining our civil complaint against Paul R. Leonard and PT Group in connection with breaches of a licensing agreement and considering alternative technologies for merger or acquisition that might create value for the

Company’s shareholders.

Net Losses

For the period from inception (November 16, 2006) until December 31, 2012, the Company incurred net losses of $4,547,445.

Net losses for the three months ended December 31, 2012 were $70,420 as compared to net losses of

$153,055 for the three months ended December 31, 2011. Net losses for the six month period ended

December 31, 2012 were $206,768 as compared to net losses of $326,826 for the six months ended

December 31, 2011. The decrease in net losses over the comparative three and six month periods can be attributed to a decrease in general and administrative expenses.

We expect to continue to realize net losses as operating costs accrue and management considers alternative technologies to succeed that technology subject to litigation.

General and Administrative Expenses

For the period from inception until December 31, 2012, the Company incurred general and administrative expenses of $3,852,133. General and administrative expenses for the three months ended December 31,

2012 were $63,307 as compared to $146,733 for the three months ended December 31, 2011. General and administrative expenses for the six months ended December 31, 2012 were $193,106 as compared to

$313,726 for the six months ended December 31, 2011. The decrease in general and administrative expenses over the comparative three and six month periods can be primarily attributed to the decrease in compensation benefits offset by the increase in consulting fees.

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

(inception) to December 31, 2012.

Liquidity and Capital Resources

The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had total assets of $15,302 consisting of cash of $314 and pre-paid expenses of $14,988 as of December 31, 2012.

The Company had current and total liabilities of $1,244,144, consisting of accounts payable, accounts payable to related parties, accrued payroll, notes payable to related parties, notes payable and loans from a shareholder as of December 31, 2012.

The Company had a stockholders’ deficit of $1,228,842 and a working capital deficit of $1,228,842 at

December 31, 2012.

For the period from inception until December 31, 2012, net cash used in development stage activities was

$847,554.  Net cash used in development stage activities for the six month period ending December 31,

2012 was $3,713 as compared to $72 used in development stage activities for the six months ended

December 31, 2011. Net cash used in development stage activities in the current six month period can be attributed to general and administrative expenses, that include but are not limited to, personnel costs,

accounting fees, consulting expenses, and professional fees, such as for auditing purposes and legal consultation and pre-paid expenses, offset by vested stock options, which is a book expense item that does not affect the total net cash used amount relative to actual cash used and actual cash items that do affect the actual cash used that are not income statement related items, including accounts payable,

accounts payable to related parties, and accrued interest. We expect to use net cash in development stage activities until such time as net losses transition to net income, which transition is not anticipated until we realize income producing activities.

For the period from inception until December 31, 2012, net cash used in investing activities was $1,853.

Net cash used in investing activities for each of the six months ended December 31, 2012 and December

30, 2011 was zero. We expect to use net cash in investing activities on returning to technology development activities.

For the period from inception until December 31, 2012, net cash provided by financing activities was

$849,721. Net cash provided by financing activities for the six months ended December 31, 2012 was

$4,000 as compared to zero provided by financing activities for the six months ended December 31, 2011.

Net cash provided by financing activities in the current six month period is attributed to proceeds from notes payable to related parties. We expect net cash provided by financing activities in future periods to fund litigation costs, regulatory compliance and daily operations.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing. We had no commitments or arrangements for financing at December 31, 2012 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new funds due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that the Company will be able to secure the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

1, 2013. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations, and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Critical Accounting Policies

In the notes to the audited consolidated financial statements the Company for the year ended June 30,

2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission, the

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION.

On January 25, 2013, the Securities and Exchange Commission (“Commission”) ordered the suspension in trading of the Company’s common stock and instituted proceedings to revoke the Company’s registration under the Securities and Exchange Act due to its repeated failure to file required periodic reports in a timely manner. The Commission filed a motion for the summary disposition of said proceedings on April 15, 2013. The Company is in the process of responding to the Commission in opposition to the revocation of its registration and is current in its periodic reports as of the filing of this report.

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

April 26, 2013

/s/ Robert Miller

Date

Robert Miller

Chief Executive Officer and Director

April 26, 2013

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