Form 10-Q
period 2013-03-31
SONNEN Corp
filed 2013-05-15
CIK 1403739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

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

Yes ☑  No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date. The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the  only class of voting stock), at May 15, 2013, was 67,893,000.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2013 (Unaudited)  and June 30, 2012

4

Unaudited  Consolidated Statements of Operations for the three and nine months

5

ended March 31, 2013 and  2012 and cumulative amounts from development stage activities (November 16, 2006 through March 31, 2013)

Unaudited  Consolidated Statements of Cash Flows for the three and nine months

6

ended March 31, 2013 and 2012 and cumulative amounts from development stage activities (November 16, 2006 through March 31, 2013)

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

24

Item 5.

Other Information

23

Item 6.

Exhibits

23

Signatures

24

Index to Exhibits

25

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

March 31,

June 30,

2013

2012

(unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

518    $

27

Prepaid expenses (Note 4)

4,988

-

Total Current Assets

$

5,506    $

27

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

114,911    $

128,096

Accounts payable - related parties

753,336

567,192

Accrued payroll

13,283

13,283

Notes payable - related parties (including accrued

interest of $1,805 - March 31, 2013 and $671 - June 30, 2012)

34,405

12,271

Notes payable (including accrued interest of $37,995

- March 31, 2013 and $28,784 - June 30, 2012)

189,279

180,067

Loans from shareholder (including accrued interest of $38,426

- March 31, 2013 and $28,173 - June 30, 2012)

213,329

188,372

Total Current Liabilities

1,318,543

1,089,281

COMMITMENTS AND CONTINGENCIES (Note 11)

-

-

STOCKHOLDERS' DEFICIT (Note 8)

Preferred stock, $0.0001 par value, 50,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, par value $0.0001, 250,000,000 shares

authorized, 67,893,000 issued and outstanding

6,789

6,789

Paid-in capital

3,311,814

3,244,634

Accumulated deficit during the development stage

(4,631,640)

(4,340,677)

Total Stockholders' Deficit

(1,313,037)

(1,089,254)

Total Liabilities and Stockholders' Deficit

$

5,506    $

27

The accompanying notes are an integral part of these consolidated financial statements.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Cumulative

amounts

from

development

stage

activities

(November

For the three months ended

For the nine months ended

16, 2006

March 31,

March 31,

through

March 31,

2013

2012

2013

2012

2013)

REVENUES

$

-     $

-      $

-     $

-     $

-

GENERAL & ADMINISTRATIVE

EXPENSES

General and administrative

46

89

806

286

97,150

Professional fees

22,767

9,725

39,264

29,085

428,828

Consulting fees

-

-

-

-

179,727

Consulting and professional fees -

related parties

54,000

30,000

162,000

122,000

876,250

Stock based compensation

-

-

-

-

101,000

Compensation and related taxes and

benefits

-

100,770

67,180

302,289

2,066,030

Transfer fees

313

313

982

963

11,564

Depreciation

-

-

-

-

1,044

Research & development

-

-

-

-

167,666

Total General & Administrative Expenses

77,126

140,896

270,232

454,622

3,929,259

Loss before other income (expense)

(77,126)

(140,896)

(270,232)

(454,622)

(3,929,259)

Interest income/ (expense)

(7,069)

(6,432)

(20,731)

(19,532)

(78,021)

Loss on foreign currency exchange

-

-

-

-

(1,551)

Loss on disposal of assets

-

-

-

-

(809)

Impairment loss on asset

-

-

-

-

(672,000)

Other income

-

-

-

-

50,000

Loss before provision for income taxes

(84,195)

(147,329)

(290,963)

(474,155)

(4,631,640)

Provision for income taxes

-

-

-

-

-

NET LOSS

$

(84,195)     $

(147,329)      $

(290,963)     $

(474,155)     $

(4,631,640)

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

2013

2012

March 31, 2013)

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

Net (loss) from development stage activities

$

(290,963)     $

(474,155)     $

(4,631,640)

Adjustments to reconcile net loss to net

cash provided (used) by development stage activities:

Depreciation

-

-

1,044

Stock options vested

67,180

302,289

1,976,064

Stock issued for services

-

-

101,000

Loss on disposal of assets

-

-

809

Impairment loss on asset

-

-

672,000

Changes in operating assets and liabilities:

Increase in prepaid expenses

(4,988)

1,099

(4,988)

Increase in accounts payable

16,485

5,349

187,831

Increase in accounts payable - related parties

186,144

146,312

757,022

Increase in accrued liabilities

-

-

13,283

Increase in accrued interest

20,633

18,979

78,225

Total adjustments

285,454

474,028

3,782,290

NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES

(5,509)

(127)

(849,350)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

-

-

(1,853)

NET CASH USED BY INVESTING ACTIVITIES

-

-

(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net

-

-

280,660

Proceeds from notes payable - related parties

6,000

-

51,600

Repayments from notes payable - related party

-

-

(50,079)

Proceeds from sale of common stock, net of offering costs

-

-

569,540

NET CASH PROVIDED BY FINANCING ACTIVITIES

6,000

-

851,721

NET INCREASE/ (DECREASE) IN CASH AND CASH

EQUIVALENTS

491

(127)

518

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD

27

159

-

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

518     $

32     $

518

Supplemental Disclosures:

Cash paid for income taxes

$

-     $

-     $

-

Cash paid for interest

$

-     $

-     $

-

Non-cash Disclosures:

Payments made by parties on behalf of the Company:

Increase in notes payable

$

-     $

-     $

9,137

Increase in notes payable - shareholder

$

29,669     $

-     $

30,107

Increase in notes payable - related parties

$

-     $

-     $

21,079

Decrease in accounts payable - related parties

$

-     $

-     $

(20,654)

Decrease in accounts payable

$

(29,669)

(29,669)

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

March 31, 2013

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

March 31, 2013

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

Company’s financial position as of March 31, 2013, and the results of its operations and cash flows for the nine months ended March 31, 2013, have been made.  Operating results for the nine months ended March

31, 2013 are not necessarily indicative of the results that may be expected for the year ended June 30, 2013.

These consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended June 30, 2012, thereto contained in the Company’s Form 10-K.

Development Stage Enterprise

At March 31, 2013, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

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

(November 16, 2006) through March 31, 2013 of $4,631,640, a working capital deficit of $1,313,037 and negative cash flows from development stage activities of $5,509. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional debt and/or equity financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 4 – PREPAID EXPENSES

Prepaid expenses comprise of the following at March 31, 2013:

MartinelliMick PLLC

Prepayment retainer for Audit fees

$

4,988

Total

$

4,988

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

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 6 – NOTES PAYABLE

On January 5, 2010, the Company received an advance on an interest bearing promissory note of $100,000 from an unrelated entity. The note is due and payable on January 11, 2011, and bears an interest rate of 8%

per annum. Accrued interest on this note was $26,244 and $18,133 as of March 31, 2013 and 2012,

respectively. On January 3, 2013 this note was extended to December 12, 2014.

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

$1,816 and $1,411 as of March 31, 2013 and 2012, respectively. On January 3, 2013 this note was extended to January 3, 2015.

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

Company received an advance on an interest bearing promissory note of $5,300 for a payment made on behalf of the Company from the same unrelated entity. The note is due and payable on June 30, 2011, and bears an interest rate of 8% per annum. Accrued interest on these notes was $4,807 and $3,080 as of March

31, 2013 and 2012, respectively. On January 3, 2013 each of these notes was extended to January 3, 2015.

On September 20, 2010, the Company received an advance on an interest bearing promissory note of

$25,000 from an unrelated entity. The note is due and payable on September 20, 2011, and bears an interest rate of 8% per annum. Accrued interest on this note was $5,128 and $3,100 as of March 31, 2013 and 2012,

respectively. On January 3, 2013 this note was extended to January 3, 2015.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 7 – LOANS FROM SHAREHOLDERS

On February 14, 2012, the Company received two advances on interest bearing promissory notes for an aggregate total of $9,137 for three payments made on behalf of the Company from a shareholder. The notes are payable on demand, and the Company has not received a demand as of March 31, 2013, and bears an interest rate of 8% per annum. Accrued interest of $835 and $93 for the periods ended March 31, 2013 and

2012, respectively, has been accrued and is outstanding as of March 31, 2013.

On February 17, 2010, the Company received an advance on an interest bearing promissory note of $93,660 in cash and a payment made on behalf of the Company of $5,000 for a total of $98,660 from an unrelated shareholder. The note is due and payable on February 17, 2011, and bears an interest rate of 8% per annum.

On May 6, 2010, the Company received another advance on an interest bearing promissory note of $35,000 in cash and a payment made on behalf of the Company of $5,000 for a total of $40,000 from the same shareholder. The note is due and payable on May 6, 2011, and bears an interest rate of 8% per annum. . On

July 8, 2010, the Company received another advance on an interest bearing promissory note of $12,000 from the same shareholder. The note is due and payable on July 8, 2011, and bears an interest rate of 8% per annum. On January 3, 2013 each of these notes was extended to January 3, 2015. On June 15, 2012, the

Company received an advance on an interest bearing promissory notes for a payment made on behalf of the

Company from the same shareholder as above. The note is payable on demand, and the Company has not received a demand as of March 31, 2013, and bears an interest rate of 8% per annum. On October 19, 2012,

the Company received an advance of $14,669 on an interest bearing promissory note for payments made on behalf of the Company from the same shareholder as above. The note is payable on demand, and the

Company has not received a demand as of March 31, 2013, and bears an interest rate of 8% per annum.

Accrued interest on these notes was $37,590 and $24,811 as of March 31, 2013 and 2012, respectively.

NOTE 8 – STOCKHOLDERS' EQUITY

Common Shares – Authorized

The Company has 250,000,000 common shares authorized at a par value of $0.0001 per share and

50,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and,

therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. As of March 31, 2013, there are no classes of preferred stock designated and none are outstanding. As of March 31, 2013 and 2012, there are 67,893,000 shares issued and outstanding,

respectively.

Common Stock Issuances and Warrants Granted

For the nine months ended March 31, 2013 there were no share issuances.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

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

During the nine months ended March 31, 2013, there have been no additional grants of stock options under the plan.

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

March 31, 2013

NOTE 9 – STOCK – BASED COMPENSATION - CONTINUED

Weighted

Average

Number of

Exercise

Aggregate

Options

Price

Intrinsic Value

Balance at July 1, 2012

1,950,000    $

1.01    $

1,976,064

Options Granted

-

-

-

Options Exercised

-

-

-

Options Forfeited or Expired

(1,950,000)

-

(1,976,064)

Balance at March 31, 2013

-

$

-

$

-

Exercisable at March 31, 2013

-

$

-

$

-

Weighted  average  fair  value  of  Options

-

granted through March 31, 2013

$

The following table summarizes information about stock Options under the Plan that were outstanding at

March 31, 2013:

Outstanding Options

Weighted

Average

Number

Remaining

Weighted

Outstanding

Contractual

Average

Exercise

at March

Life in

Exercise

Intrinsic

Price

31, 2013

Years

Price

Value

$

-

-

-

$

-

$

-

Options Exercisable

Number

Weighted

Exercisable

Average

Aggregate

Exercise

at March 31,

Exercise

Intrinsic

Price

2013

Price

Value

$

-

-

$

-

$

-

During the nine months ended March 31, 2013 and 2012, the Company recorded $67,180 and $302,289,

respectively, in stock-based compensation which is included in salaries, payroll taxes, and expenses on the statements of operations.

At March 31, 2013 there was no unrecognized compensation cost related to stock options granted under the

Plan.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 29, 2010, the Company received an advance on a non-interest bearing promissory note of $8,500 from a related entity. The note is due and payable on demand. On July 15, 2010, the Company repaid

$4,000 of the balance of this note. The remaining balance of $4,500 is outstanding as of March 31, 2013 for which the Company has not yet received a demand.

On May 2, 2011, the Company received an advance on an interest bearing promissory note of $7,100 from a related entity. The note is due and payable on June 2, 2012, and bears an interest rate of 8% per annum.

Accrued interest of $1,103 and $527 for the periods ended March 31, 2013 and 2012, respectively, has been accrued and is outstanding as of March 31, 2013. On January 3, 2013 this note was extended to January 3,

2015.

On  October  30,  2012,  the  Company  received  an  advance  on  an  interest  bearing  promissory  note  of  $4,000 from  a  related  entity.  The  note  is  due  and  payable  on  demand,  and  bears  an  interest  rate  of  8%  per  annum.

Interest of $135 for the period ended March 31, 2013 been accrued and is outstanding as of March 31, 2013.

The balance is outstanding as of March 31, 2013, and the Company has not yet received a demand.

On October  12,  2012,  the Company received  an  advance  on an interest  bearing promissory note  of  $15,000 from  a  related  entity.  The  note  is  due  and  payable  on  demand,  and  bears  an  interest  rate  of  8%  per  annum.

Interest of $567 for the period ended March 31, 2013 been accrued and is outstanding as of March 31, 2013.

The balance is outstanding as of March 31, 2013, and the Company has not yet received a demand.

On  March  20,  2013,  the  Company  received  an  advance  on  an  interest  bearing  promissory  note  of  $2,000 from  a  related  entity.  The  note  is  due  and  payable  on  demand,  and  bears  an  interest  rate  of  8%  per  annum.

The balance is outstanding as of March 31, 2013, and the Company has not yet received a demand.

Consulting Agreements

On October 1, 2009, the Company entered into a consulting agreement with Prosper Financial, Inc., a company owned by the spouse of the Company’s President and Chief Executive Officer and 37% owner of the Company. The agreement calls for monthly payments of $2,500 for consulting services rendered and

$1,200 per month in rental payments for the use of Prosper Financial, Inc.’s office space. The agreement extends through October 31, 2010, and was extended after that on a month to month basis for the consulting services. As of March 31, 2013 and June 30, 2012, this related party had a balance due of $85,364 and

$58,064, respectively, and is reflected in accounts payable – related parties.

On August  1,  2009,  the  Company  entered  into  a  consulting  agreement  with  a  director  and  officer  that  calls for  monthly  compensation  of  $7,500  and  extended  through  December  31,  2009,  after  which  became  a month  to  month  basis.  As  of  March  31,  2013  and  June  30,  2012,  this  related  party  had  a  balance  due  of

$259,019 and $191,519, respectively, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 10 – RELATED PARTY TRANSACTIONS - CONTINUED

Consulting Agreements - continued

On  July  1,  2009,  the  Company  entered  into  a  consulting  agreement  with  a  shareholder,  director  and  officer of the Company that calls for an annual base fee of $96,000 and extends through June 30, 2010, after  which was  continued  on  a  month  to  month  basis. As  of  March  31,  2013,  this  related  party had  a  total  balance  due of  $320,613,  comprised  of  $305,350  due  for  consulting  fees,  and  $15,263  for  business  expenses,  all  of which  is  reflected  in  accounts  payable  –  related  parties. As  of  June  30,  2012,  this  related  party  had  a  total

balance  due  of   $246,969,   comprised   of  $233,350   due   for   consulting   fees,   and   $13,619   for   business

expenses, all of which is reflected in accounts payable – related parties.

On  October  1,  2009,  the  Company  entered  into  a  consulting  agreement  with  the  former  Head  of  Research that  calls  for  monthly  compensation  of  $6,000  and  extends  through  December  31,  2009,  this  contract  was not  renewed  or  extended. As  of  March  31,  2013  and  June  30,  2012,  this  related  party  had  a  balance  due  of

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

1,  2010.  On  April  1,  2010,  we  entered  into  a  new  agreement  with  the  same  consultant,  the  monthly compensation  was  amended  to  be  $2,500  per  month,  all  other  terms  remained  the  same,  and  extended through April  1, 2011, this contract  was not  renewed  or  extended. As of March 31,  2013 and June 30,  2012,

this  related  party  had  a  balance  due  of  $77,500  and  $55,000,  respectively,  which  is  reflected  in  accounts payable – related parties.

On  December  1,  2009,  the  Company  entered  into  a  consulting  agreement  with  the  son  of  our  President  to provide  business  consulting  services  that  calls  for  monthly  compensation  of  $2,000  and  extends  through

November  30,  2010,  this  contract  was  not  renewed  or  extended. As  of  March  31,  2013  and  June  30,  2012,

this related party had a balance due of $9,000, which is reflected in accounts payable – related parties.

SONNEN CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

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

Note payables – related party

On April 5, 2013, the Company received an advance on an interest bearing promissory note of $1,500 from a related entity. The note is due and payable on demand, and bears an interest rate of 8% per annum, and the

Company has not yet received a demand to date.

On April 8, 2013, the Company received an advance on an interest bearing promissory note of $3,250 from a related entity. The note is due and payable on demand, and bears an interest rate of 8% per annum, and the

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

Results and Financial Condition below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this report. Information presented herein is based on the three and nine month periods ended March 31, 2013. Our fiscal year-end is June 30.

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

Results of Operations

During the nine months ended March 31, 2013, our operations were focused on maintaining our civil complaint against Paul R. Leonard and PT Group in connection with breaches of a licensing agreement and considering alternative technologies for merger or acquisition that might create value for the

Company’s shareholders.

Net Losses

For the period from inception (November 16, 2006) until March 31, 2013, the Company incurred net losses of $4,631,640.

Net losses for the three months ended March 31, 2013 were $84,195 as compared to net losses of

$147,329 for the three months ended March 31, 2012. Net losses for the nine month period ended March

31, 2013 were $290,963 as compared to net losses of $474,155 for the nine months ended March 31,

2012. The decrease in net losses over the comparative three and nine month periods can be attributed to a decrease in general and administrative expenses.

We expect to continue to realize net losses as operating costs accrue and management considers alternative technologies to succeed that technology subject to litigation.

General and Administrative Expenses

For the period from inception until March 31, 2013, the Company incurred general and administrative expenses of $3,929,259. General and administrative expenses for the three months ended March 31, 2013 were $77,126 as compared to $140,896 for the three months ended March 31, 2012. General and administrative expenses for the nine months ended March 31, 2013 were $270,232 as compared to

$454,622 for the nine months ended March 31, 2012. The decrease in general and administrative expenses over the comparative three and nine month periods can be primarily attributed to the decrease in compensation benefits offset by the increase in consulting  and professional fees.

We expect that general and administrative expenses will continue to decrease as operations slow due to the delay associated with our inability to obtain a response from PT Group in connection with ongoing litigation.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Capital Expenditures

The Company has not spent significant amounts of capital for the period from November 16, 2006

(inception) to March 31, 2013.

Liquidity and Capital Resources

The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had total assets of $5,506 consisting of cash of $518 and pre-paid expenses of $4,988 as of

March 31, 2013.

The Company had current and total liabilities of $1,318,543 consisting of accounts payable, accounts payable to related parties, accrued payroll, notes payable to related parties, notes payable and loans from a shareholder as of March 31, 2013.

The Company had a stockholders’ deficit of $1,313,037 and a working capital deficit of $1,313,037 at

March 31, 2013.

For the period from inception until March 31, 2013, net cash used in development stage activities was

$849,350.  Net cash used in development stage activities for the nine month period ending March 31,

2013 was $5,509 as compared to $127 used in development stage activities for the nine months ended

March 31, 2012. Net cash used in development stage activities in the current nine month period can be attributed to general and administrative expenses, that include but are not limited to, personnel costs,

accounting fees, consulting expenses, and professional fees, such as for auditing purposes and legal consultation and pre-paid expenses, offset by vested stock options, which is a book expense item that does not affect the total net cash used amount relative to actual cash used and actual cash items that do affect the actual cash used that are not income statement related items, including prepaid expenses,

accounts payable, accounts payable to related parties, and accrued interest. We expect to use net cash in development stage activities until such time as net losses transition to net income, which transition is not anticipated until we realize income producing activities.

For the period from inception until March 31, 2013, net cash used in investing activities was $1,853. Net cash used in investing activities for each of the nine months ended March 31, 2013 and March 31, 2012 was zero. We expect to use net cash in investing activities on returning to technology development activities.

For the period from inception until March 31, 2013, net cash provided by financing activities was

$851,721. Net cash provided by financing activities for the nine months ended March 31, 2013 was

$6,000 as compared to zero provided by financing activities for the nine months ended March 31, 2012.

Net cash provided by financing activities in the current nine month period is attributed to proceeds from notes payable to related parties. We expect net cash provided by financing activities in future periods to fund litigation costs, regulatory compliance and daily operations.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and as such the Company will require additional debt or equity financing. We had no commitments or arrangements for financing at March 31, 2013 though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. We face certain financial obstacles to attracting new funds due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that the Company will be able to secure the financing required to meet our stated objectives or even to continue as a going concern.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has a defined stock option plan and contractual commitments with all of its officers and directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2013, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Sonnen Corporation

Registrant

May 15, 2013

/s/ Robert Miller

Date

Robert Miller

Chief Executive Officer and Director

May 15, 2013

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

101. INS

XBRL Instance Document†

101. PRE

XBRL Taxonomy Extension Presentation Linkbase†

101. LAB

XBRL Taxonomy Extension Label Linkbase†

101. DEF

XBRL Taxonomy Extension Label Linkbase†

101. CAL

XBRL Taxonomy Extension Label Linkbase†

101. SCH

XBRL Taxonomy Extension Schema†

*

Incorporated by reference to previous filings of the Company.

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